Form 10-Q
period 1995-06-30
RAL YIELD PLUS EQUITIES III LTD PARTNERSHIP
filed 1995-08-22
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                           June 30, 1995
                                OR

 ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                              0-15677
                              -------

            RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
            --------------------------------------------
      (Exact name of registrant as specified in its charter)

         Wisconsin                              39-1546907
- -------------------------------           -----------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
     Waukesha, Wisconsin                           53186
- -------------------------------           -----------------------
   (Address of principal                         (Zip Code)
     executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   --------------

     Securities registered pursuant to Section 12(b) of the Act:
                             None
                             ----
     Securities registered pursuant to Section 12(g) of the Act:
                   LIMITED PARTNERSHIP INTERESTS
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X                         No
          -------                           -------
                     RAL YIELD + EQUITIES III
                        LIMITED PARTNERSHIP
                            FORM 10-Q

                        TABLE OF CONTENTS

                                                            PAGES
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-6

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
        BALANCE SHEETS AT JUNE 30, 1995 AND DECEMBER 31, 1994
                                        UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                            1995           1994
- -------------------------------         ----------     ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,834,103 and $1,724,368,
respectively)                           $5,694,432     $5,794,494

CASH AND CASH EQUIVALENTS                  446,066        415,471

RENT AND OTHER RECEIVABLES                   9,018          9,236

PREPAID EXPENSES                             2,753          3,087

NOTES RECEIVABLE (net of allowance of
$60,711 and $67,633, respectively)          18,000         18,000

DEFERRED CHARGES, less accumulated
amortization of $1,033,224 and $975,930,
respectively                                11,151         68,445
                                        ----------     ----------

TOTAL ASSETS                            $6,181,420     $6,308,733
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $144,846       $163,126

TENANT SECURITY DEPOSITS                    67,590         64,308

PREPAID RENT                                 2,785          1,662
                                        ----------     ----------
TOTAL LIABILITIES                         $215,221       $229,096

PARTNERS' CAPITAL                        5,966,199      6,079,637
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $6,181,420     $6,308,733
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1

                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For the three and six months ended June 30, 1995
   For the three and six months ended June 30, 1994

                                       UNAUDITED
                     3 MONTHS    6 MONTHS    3 MONTHS    6 MONTHS
                       ended       ended       ended       ended
                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                        1995        1995        1994         1994
                      --------    --------    --------    --------
<S
REVENUE:
 Rental income        $242,812    $483,258    $239,385    $479,229
 Interest and other
   income                8,143      18,130       9,656      12,913
 Restaurant sales      142,040     276,729           0           0
 Gain (Loss) on asset
  sales                    200         200    (272,360)   (272,360)
                       --------    --------    --------    --------
                      $393,195    $778,317    ($23,319)   $228,782

EXPENSES:
 Operating and
  administrative       $75,604    $156,384    $104,611    $197,983
 Restaurant Operating
  expenses             102,055     200,523           0           0
 Management fees        11,160      22,320      11,160      22,320
 Real estate and other
  taxes                 19,492      37,742      23,719      44,134
 Bad Debts                  39          78          86          86
 Depreciation and
   amortization         83,572     167,029      83,497     166,995
                      --------    --------    --------    --------
                      $291,922    $584,076    $223,073    $431,518
                      --------    --------    --------    --------
NET INCOME (LOSS)     $101,273    $194,241   ($246,392)  ($202,736)
                      ========    ========    ========    ========

   The accompanying notes are an integral part of these statements.






                                  I-2


                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
               For the six months ended June 30, 1995 and
                    for the year ended December 31, 1994

                                      UNAUDITED
                             General          Limited
                             Partners         Partners
                          (1% ownership)  (99% ownership)   Total

                          --------------  ---------------  --------
BALANCE, January 1, 1994        $36,448     $8,366,855   $8,403,303
                             ----------     ----------   ----------
NET INCOME (LOSS)                (1,200)     (118,828)   ($120,028)

CASH DISTRIBUTIONS                    0    (2,203,638) ($2,203,638)
                             ----------    ----------   ----------

BALANCE, December 31, 1994      $35,248    $6,044,389   $6,079,637
                             ----------    ----------   ----------

NET INCOME                        1,942       192,299      194,241

CASH DISTRIBUTIONS                           (307,679)    (307,679)
                             ----------     ----------   ----------

BALANCE, JUNE 30, 1995           37,190     5,929,009    5,966,199
                             ==========     ==========   ==========

     The accompanying notes are an integral part of these statements.













                                  I-3

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the six months ended June 30, 1995 and 1994

                                              UNAUDITED
                                      JUNE 30,          JUNE 30,
                                        1995              1994
                                      ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                     $194,241           ($202,736)
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense              167,029             166,995
Loss (Gain) on sale of assets                0             272,360

Change in assets and liabilities:
     Accounts receivable                   218                (750)
     Other assets                          334                   0
     Accounts payable and
      accrued expenses                 (18,280)            (42,555)
     Tenants' security deposits          3,282               1,506
     Prepaid Rent                        1,123                  81
                                    ----------           ----------
Net Cash provided by
 operating activities:                $347,947            $194,901

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Net proceeds from sale of assets            0             197,400
 Acquisitions of and additions to
   investment properties                (9,673)            (11,547)
                                    ----------           ----------
 Net Cash used in
  investing activities                  (9,673)           $185,853
                                    ----------          ----------








                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid             ($307,679)        ($1,708,175)
                                    ----------          ----------
Net cash provided by (used
in) financing activities             ($307,679)        ($1,708,175)
                                    ----------          ----------
Net increase (decrease)
 in cash                                30,595          (1,327,421)

Cash at beginning of period            415,471           2,033,490
                                    ----------           ----------
Cash at end of period                 $446,066            $706,069
                                    ==========          ==========


     The accompanying notes are an integral part of these statements.






























                                  I-5

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities III Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited statements will be furnished upon request. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1994. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on RAL Yield + Equities III Limited Partnership.

In the opinion of management, the unaudited financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.






























                                 I-6
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income-producing properties. The properties consist primarily of restaurants (including land and building) leased on a "triple net" lease basis (i.e. for the tenant to pay for maintenance, repairs, real estate taxes and insurance) to chain restaurants, including Hardee's, Pizza Hut, and Wendy's. The Partnership also leases a warehouse facility to a single tenant who sublets to various tenants. The Partnership also owns and operates four mobile home communities located in Wisconsin and Minnesota. The Partnership's offering of limited partnership interests to the public pursuant to the Securities Act of 1933 raised $13,725,000, in which the above-described properties were purchased for cash. During 1993 four of the commercial properties and one of the mobile home communities were sold. In 1994 an additional commercial property was sold.

Liquidity and Capital Resources:

Properties acquired by the Partnership are generally intended to be held from seven to ten years. During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on the mobile home parks) occupancy rates through the application of professional property management (including selective capital improvements).
The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided by operating activities for the six months ended June 30 was $348,000 in 1995 and $195,000 in 1994, primarily from earnings and depreciation (amortization). Cash flow has increased due to the Partnership operated restaurant. The restaurant, which began operating in September, 1994, contributed an additional $67,000 of cash flow in the first six months of 1995.

Cash flow has also increased as a result of lower operating costs brought about by the sale of vacant commercial properties over the last two years.

As of June 30, 1995, the Partnership had cash of approximately
$446,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $215,000.





                                I-7
Results of Operations:

Gross rental revenues for the six months ended June 30 were $486,258 in 1995 versus $479,229 in 1994. Total operating expenses, excluding restaurant operations, from rental properties for the six months ended June 30 were $383,553 in 1995 and $431,518 in 1994.

Net Income (loss) for the six months ended June 30 was $194,241 in 1995 and ($202,736) in 1994. Income continues to improve due to the addition of the Partnership operated restaurant and the sale of vacant (non-income producing) properties.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994 (as noted above). Revenues of $277,000 generated $67,000 of cash flow for the partnership during the first two quarters of 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the six months ended June 30, 1995 and calendar year 1994:
                                   6 Months       Calendar
                                 ended June         Year
                                   30, 1995         1994
                                 -----------      --------
     1.   Forest Junction             99%            98%
     2.   Coachlite                  100%            92%
     3.   Cloverleaf                  89%            91%
     4.   Shamrock                    92%            93%




Inflation:

Due to the comparatively low level of inflation since the Partnership commenced operations, the effect of inflation on the Partnership has notbeen material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. Most of the commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through rental increases) to changes in the level of inflation. These factors should serve to reduce, to a certain degree, any impact of rising costs on the Partnership.



                                 I-8


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  August 14, 1995                  Robert A. Long
                                       --------------------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        --------------------------
                                        Christine Kennedy
                                        Controller