Form 10-Q
period 1995-09-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1995-11-20
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                         September 30, 1995
                                OR

 ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                              0-15677
                              -------

            RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
            --------------------------------------------
      (Exact name of registrant as specified in its charter)

         Wisconsin                              39-1546907
-------------------------------           -----------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
     Waukesha, Wisconsin                           53186
-------------------------------           -----------------------
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

                        TABLE OF CONTENTS

                                                            PAGES
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                        UNAUDITED      AUDITED
                                         SEPT 30,    DECEMBER 31,
         ASSETS                            1995           1994
-------------------------------         ----------     ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,888,044 and $1,724,368,
respectively)                           $5,639,391     $5,794,494

CASH AND CASH EQUIVALENTS                  520,304        415,471

RENT AND OTHER RECEIVABLES                   6,086          9,236

PREPAID EXPENSES                             2,692          3,087

NOTES RECEIVABLE (net of allowance of
$60,230 and $67,633, respectively)          15,000         18,000

DEFERRED CHARGES                             7,875         68,445
                                        ----------     ----------

TOTAL ASSETS                            $6,191,348     $6,308,733
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $168,747       $163,126

TENANT SECURITY DEPOSITS                    68,681         64,308

PREPAID RENT                                 2,573          1,662
                                        ----------     ----------
TOTAL LIABILITIES                         $240,001       $229,096

LIMITED PARTNERS' CAPITAL                5,912,700      6,044,389
GENERAL PARTNERS' CAPITAL                   38,647         35,248
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  5,951,347      6,079,637
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $6,191,348     $6,308,733
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For the three and nine months ended September 30, 1995
   For the three and nine months ended September 30, 1994

                                       UNAUDITED
                     3 MONTHS    9 MONTHS    3 MONTHS    9 MONTHS
                       ended       ended       ended       ended
                      SEPT 30,    SEPT 30,    SEPT 30,    SEPT 30,
                        1995        1995        1994         1994
                      --------    --------    --------    --------
REVENUE:
 Rental income        $242,203    $725,462    $236,190    $715,420
 Restaurant sales      173,030     449,759      15,750      15,750
 Interest and other
   income               14,990      33,319       9,933      31,845
                      --------    --------    --------    --------
                      $430,223  $1,208,540    $261,873    $763,015

EXPENSES:
 Operating and
  administrative       $76,366    $223,250    $ 79,569    $255,246
 Restaurant Operating
  expenses             119,255     329,279      29,134      49,440
 Management fees        11,160      33,480      11,160      33,480
 Real estate and other
  taxes                 18,295      56,037      18,976      63,110
 Bad Debts               1,154       1,233      (1,000)       (914)
 Depreciation and
   amortization         58,317     225,345      84,427     253,421
 Loss on sale of
   property                  0           0           0     272,360
                      --------    --------    --------    --------
                      $284,547    $868,624    $222,266    $926,143
                      --------    --------    --------    --------
NET INCOME (LOSS)     $145,676    $339,916    $ 39,607   ($163,128)
                      ========    ========    ========    ========

   The accompanying notes are an integral part of these statements.






                                  I-2


                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the nine months ended September 30, 1995 and
                    for the year ended December 31, 1994

                                      UNAUDITED
                             General          Limited
                             Partners         Partners
                          (1% ownership)  (99% ownership)   Total

                          --------------  ---------------  --------
BALANCE, January 1, 1994        $36,448     $8,366,855   $8,403,303
                             ----------     ----------   ----------
NET INCOME (LOSS)                (1,200)     (118,828)   ($120,028)

CASH DISTRIBUTIONS                    0    (2,203,638) ($2,203,638)
                             ----------    ----------   ----------

BALANCE, December 31, 1994      $35,248    $6,044,389   $6,079,637
                             ----------    ----------   ----------

NET INCOME                        3,399       336,517      339,916

CASH DISTRIBUTIONS                           (468,206)    (468,206)
                             ----------     ----------   ----------

BALANCE, SEPTEMBER 30, 1995     $38,647    $5,912,700   $5,951,347
                             ==========     ==========   ==========

     The accompanying notes are an integral part of these statements.













                                  I-3

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the nine months ended September 30, 1995 and 1994

                                              UNAUDITED
                                      SEPT 30,          SEPT 30,
                                        1995              1994
                                      ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                     $339,916           ($163,128)
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense              225,345             253,421
Loss (Gain) on sale of assets                0             272,360

Change in assets and liabilities:
     Accounts receivable                 3,150              (2,105)
     Notes receivable                    3,000                   0
     Other assets                          396              (2,965)
     Accounts payable and
      accrued expenses                   5,621             (11,661)
     Tenants' security deposits          4,373               3,181
     Prepaid Rent                          911                 414
                                    ----------           ----------
Net Cash provided by
 operating activities:                $582,712            $349,517

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Net proceeds from sale of assets            0             200,100
 Acquisitions of and additions to
   investment properties                (9,673)            (84,065)
                                    ----------           ----------
 Net Cash used in
  investing activities                  (9,673)           $116,035
                                    ----------          ----------








                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid             ($468,206)        ($2,056,485)
                                    ----------          ----------
Net cash provided by (used
in) financing activities             ($468,206)        ($2,056,485)
                                    ----------          ----------
Net increase (decrease)
 in cash                               104,833          (1,590,933)

Cash at beginning of period            415,471           2,033,490
                                    ----------           ----------
Cash at end of period                 $520,304            $442,557
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

Net cash flow provided by operating activities for the nine months ended September 30 was $582,712 in 1995 and $349,517 in 1994,
primarily from earnings and depreciation (amortization). Cash flow has increased primarily due to the Partnership operated restaurant. The restaurant, which began operating in September, 1994, contributed an additional $120,564 of cash flow in the first nine months of 1995.

Cash flow has also increased as a result of lower operating costs brought about by the sale of vacant commercial properties over the last two years.

As of June 30, 1995, the Partnership had cash of approximately
$520,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $240,000.




                                I-7
Results of Operations:

Gross rental revenues for the nine months ended September 30 were $725,462 in 1995 versus $715,420 in 1994. Operating expenses, excluding restaurant operations, from rental properties for the nine months ended September 30 were $223,250 in 1995 and $255,246 in 1994.

Net Income (loss) for the nine months ended September 30 was $339,916 in 1995 and ($163,128) in 1994. Income continues to improve due to the addition of the Partnership operated restaurant and the sale of vacant (non-income producing) properties. The loss in 1994 was due to the $272,360 loss on sale of an investment property.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $449,843 generated $120,564 of cash flow for the partnership during the first three quarters of 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the nine months ended September 30, 1995 and calendar year 1994:
                                   9 Months       Calendar
                                 ended Sept.        Year
                                   30, 1995         1994
                                 -----------      --------
     1.   Forest Junction             98%            98%
     2.   Coachlite                   99%            92%
     3.   Cloverleaf                  89%            91%
     4.   Shamrock                    94%            93%




Inflation:

Due to the comparatively low level of inflation since the Partnership commenced operations, the effect of inflation on the Partnership has not been material to date. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to influence ongoing operations, in particular, the operating expenses of the Partnership. Most of the commercial leases contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through rental increases) to changes in the level of inflation. These factors should serve to reduce, to a certain degree, any impact of rising costs on the Partnership.

                                 I-8
                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  November 14, 1995                Robert A. Long
                                       --------------------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        --------------------------
                                        Christine Kennedy
                                        Controller