Form 10-K
period 1995-12-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1996-04-05
CIK 768825

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- - ------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           For the fiscal year ended
                               December 31, 1995
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
- - ------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            Commission File Number
                                    0-15677
                                    -------

                 RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

          Wisconsin                              39-1546907
- - -------------------------------      ------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization           Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                              53186
- - -------------------------------       -----------------------------
      (Address of principal                           (Zip Code)
       executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   --------------
      Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----

      Securities registered pursuant to Section 12(g) of the Act:
                         LIMITED PARTNERSHIP INTERESTS
                         -----------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
      Yes     X                                       No
          ---------                                      ---------
                           RAL YIELD + EQUITIES III
                              LIMITED PARTNERSHIP

                                1995 FORM 10-K
                               TABLE OF CONTENTS
                               -----------------

Part I

Item 1      Business

Item 2      Properties

Item 3      Legal Proceedings

Item 4      Submission of Matters to a Vote of
            Security Holders
Part II

Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters

Item 6      Selected Financial Data

Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

Item 8      Financial Statements and Supplementary
            Data

Item 9      Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure
Part III

Item 10     Directors and Executive Officers of the
            Registrant

Item 11     Executive Compensation

Item 12     Security Ownership of Certain Beneficial
            Owners and Management

Item 13     Certain Relationships and Related
            Transactions
Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Supplementary Data
Signatures

                              PART 1

Item 1.  BUSINESS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "registrant" or "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire, for cash (no debt), real estate projects, including real estate for restaurants, mobile home communities and other commercial properties. The Partnership sold $13,725,000 in Limited Partnership Interests (13,725 Interests at $1,000 per unit) from August 27, 1985, through December 12, 1986, pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Partnership registered with the Securities and Exchange Commission a total of 15,000 units of Limited Partnership Interests ("Interests") for sale to the public.

The Partnership utilized the net offering proceeds to acquire the real property investments as described under "Properties"
(Item 2).

The Registrant originally acquired fifteen real property investments, utilizing the net offering proceeds available for investment. The Registrant sold five of the original properties during 1993. An additional commercial property was sold during 1994.

Provided below is certain financial information for the three years covered by this report:
                       Mobile Home Park       Commercial Properties
                       ----------------       ---------------------
                     1995    1994    1993      1995    1994    1993
                     ----    ----    ----      ----    ----    ----
Gross rental
  revenues(000's)    $597     586     855       371     366     432

Revenues from
  restaurant(000's)  $---     ---     ---       578     163     ---

The officers and employees of RAL Asset Management Group, a Wisconsin general partnership, and its affiliates, performed services for the Registrant through June 1, 1993. RAL Asset Management Group is controlled by the General Partners of the Partnership. Effective June 1, 1993 the Partnership made separate property and partnership management agreements.

The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity with the same general partners as the Partnership. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

The Partnership itself employs individual on-site managers and maintenance personnel in the four mobile home parks it owns, as well as personnel to run the partnership-operated restaurant. As of March 30, 1996 the Partnership employed 33, twenty-eight of which are employed by the restaurant. These individuals are directed and managed by personnel of First Financial Realty Management (FFRM).

Item 2.  PROPERTIES

As of March 30, 1996, the Registrant owned the following properties:

Property Name                       Approximate Size
- - -----------------------------       ------------------------------
Pizza Hut Restaurant               A 2,870 square foot building
  Land and Building                 on approximately 46,200 square
Minnetonka, MN                     feet of land

Rocky Rococo Restaurant            A 3,470 square foot building
  Land and Building                 on approximately 21,000 square
Milwaukee, WI                      feet of land

Forest Junction Mobile             82 mobile home sites on 35
  Home Park                        acres of land
Brillion, WI*

Net Lease Warehouse                A 155,000 square foot building
  Land and Building                on 9 acres of land
Fond du Lac, WI*

Pizza Hut Restaurant               A 3,467 square foot building
  Land and Building                on 37,400 square feet of land
Normal, IL

Wendy's Restaurant                 A 3,700 square foot building
  Land and Building                on 48,500 square feet of land
Waukesha, WI

Coach Lite                         34 mobile home sites on 15
  Mobile Home Park                 acres of land
Green Lake, WI

Shamrock                           31 mobile home sites on 4
 Mobile Home Park                  acres of land
Albany, MN

Cloverleaf                         172 mobile home sites on 25
  Mobile Home Park                 acres of land
St. Cloud, MN*

*Denotes a material property, having gross revenues greater than 10% of total revenues.

All of the properties were unencumbered as of March 30, 1996.

One of the properties, Coachlite Mobile Home Park needs extensive work done to bring its sewer system up to the Wisconsin Department of Natural Resources (DNR) code. A plan of renovation is being reviewed with the DNR to determine the most cost effective way of upgrading the system. Costs could range from $100,000-200,000.
The Partnership has enough cash on hand to pay for this project, even at the highest end of the range, so that cash flow distributions to partners should not be effected. The Partnership has listed this property for sale at $175,000. No offers have been accepted as of March 30, 1996.

Leases on Investment Properties:

At December 31, 1995, the Partnership had three (3) restaurant properties available for lease, all of which are occupied. The restaurant properties are generally leased under 10-20 year lease terms with two five-year options to renew the leases at the end of the original term. Rent, which is payable monthly, is equal to the greater of a percentage of gross sales or a minimum base rental stated in the lease.

All of the restaurant leases described above are "triple net" to the partnership. Thus, the lessees are responsible for all occupancy costs such as maintenance, insurance, taxes and utilities. The warehouse property lease provides for the tenant to pay real estate taxes, utilities, and maintenance.

The restaurant property located in Milwaukee, Wisconsin is being operated by the Partnership. It opened for business in September, 1994. Any excess cash flow from this restaurant is contributed to the Partnership.

The partnership also operates four (4) mobile home parks. As of December 31, 1995 approximately 92% of the spaces were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

The real estate business is highly competitive and the Partnership competes with many other real estate investment entities many of which have greater financial resources. No one firm or group of firms, in the opinion of the General Partners, is dominant in the industry. The Partnership, therefore, faces substantial competition from a variety of sources for attracting and retaining tenants.

Any commercial, residential or mobile home property acquired by the Partnership has competition for tenants from similar properties in the vicinity. To the extent that the Partnership owns commercial properties, such as restaurants, which have leases entitling the Partnership to participate in gross receipts of tenants above fixed minimum amounts, the success of the Partnership will depend in part on the success of its tenants in competing with similar businesses in the vicinity.

In the opinion of management of the Partnership, all properties are adequately covered by insurance.

MATERIAL PROPERTIES
- - -------------------
Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                           Occupancy Rate
                                 ---------------------------------

                                 1995   1994   1993   1992    1991
                                 ----   ----   ----   ----    ----
Warehouse Building               100%   100%   100%   100%    100%
Cloverleaf MHP                    89%    91%    93%    93%     93%
Forest Junction MHP               97%    98%   100%    99%     98%

The warehouse building is leased from the Partnership by a single tenant who then sublets space to a number of tenants.  The tenant was renting under the first of two 5-year options to renew.  The current option expired on December 31, 1995.  A second five year option was available to them at a rent of $.1125 per square foot, but they chose not to take it and have offered to purchase the property for $1,550,000.  The Partnership is working with the current tenant to negotiate a sale to them for a price of
$1,550,000.  The terms of the sale have not been finalized and an offer to purchase has not been signed.  The tenant is currently occupying the property and paying rent on a month to month basis.
The tenants rent per square foot for each of the last five years is as follows:
                                        Rent Per Square Foot
                                 ---------------------------------
                                 1995   1994   1993   1992    1991
                                 ----   ----   ----   ----    ----
                               $.1075  .1075  .1075  .1075   .1075

The following is a listing of the average annual per unit rental rates for the two larger mobile home parks during each of the last five years:
                                    Annual Per Unit Rental Rate
                                 ---------------------------------
      Mobile Home Park           1995   1994   1993   1992    1991
      ----------------           ----   ----   ----   ----    ----
      Cloverleaf               $2,401  2,288  2,270  2,176   2,050
      Forest Junction          $1,668  1,610  1,554  1,558   1,444

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-17 of this report. Depreciation information on all properties is as follows:

     Type of Asset        Rate      Method      Depreciable Life
     -------------        ----      ------      ----------------

     Land Improvements     SL        ACRS         15/19/20 Year
     Building              SL        ACRS       19/31.5/39/40 Year
     Equipment            DDB     ACRS/MACRS       5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                    1995         1994        1993
                                    ----         ----        ----
Warehouse building
     Tax rate (per 1,000)         .027243      .037244     .038181
     Real estate taxes            $48,388       61,014      62,550
Cloverleaf MHP
     Tax rate (per 1,000)         .029511      .027649     .025407
     Real estate taxes            $34,286       29,951      28,252
Forest Junction MHP
     Tax rate (per 1,000)         .035714     .0313714     .032500
     Real estate taxes            $13,493       13,285      13,191

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1995.







                          PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a) & (b)   As of December 31, 1995, there were approximately 2,000
            record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds is distributed to the Limited Partners. The Partnership makes distributions, to Limited Partners, of cash available for distribution within 45 days after the end of each quarter in which such cash is available. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31,
         1995, 1994, 1993, 1992 AND 1991

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/95   12/31/94   12/31/93   12/31/92   12/31/91
              --------- ---------- ---------- ---------- ----------
Total Income$1,546,286 $1,115,256 $1,830,302 $1,408,019 $1,405,324

Net Income
   (Loss)      417,054   (120,028)   913,991    504,470    536,382

Total Assets 6,111,282  6,308,733  8,633,811 10,069,257 10,450,485

Long Term
   Obligations       0          0          0          0          0

Distributions to Limited
   Partners    642,110  2,203,638  2,292,503    857,814    892,128

Per Interest Data (1):
   Net Income (Loss)
                 30.08      (8.66)     65.93      36.39      38.69

   Distributions 46.78     160.56     167.03      62.50      65.00

   Gain (Loss) on Sale of
   Investment Property
                     0     (19.65)     39.31          0          0



The above selected financial data should be read in conjunction with financial statements and related footnotes elsewhere herein.
(1) The Net Income and Distributions per Interest are based on total
Interests of 13,725 outstanding during the year.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income producing properties for cash. These properties consist primarily of restaurants (including land and building) to be leased on a "triple net" lease basis (i.e. for the tenant to pay for maintenance, repairs, real estate taxes and insurance) to chain restaurants, including Wendy's and Pizza Hut. Beginning in 1994 the Partnership began operating a Rocky Rococo restaurant at a previously vacant commercial site in Milwaukee, Wisconsin. The Partnership also leases a warehouse facility to a single tenant who sublets to a number of tenants. The Partnership also owns and operates four mobile home communities located in Wisconsin and Minnesota.
The Partnership's offering of limited partnership interests to the public pursuant to the Securities Act of 1933 raised $13,725,000, in which the above-described properties were purchased for cash.

Liquidity and Capital Resources:

Properties acquired by the Partnership are generally intended to be held from seven to ten years. Since the Partnership has purchased the Properties for cash, liquidity is not reduced by debt service payments. During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on the mobile home parks) occupancy rates through the application of professional property management (including selective capital improvements). The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided by operating activities was $738,000 in 1995, $525,000 in 1994, and $698,000 in 1993, primarily from earnings and depreciation (amortization), net of increases in receivables.

As of December 31, 1995, the Partnership had cash of approximately $502,000 representing undistributed cash flow, working capital and tenants' security deposits. Current liabilities amounted to approximately $256,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $70,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1996. The Partnership expects to meet all of its obligations as they come due.

One of the properties, Coachlite Mobile Home Park needs extensive work done to bring its sewer system up to the Wisconsin Department of Natural Resources (DNR) code. A plan of renovation is being reviewed with the DNR to determine the most cost effective way of upgrading the system. Costs could range from $100,000-200,000.
The Partnership has enough cash on hand to pay for this project, even at the highest end of the range, so that cash flow distributions to partners should not be effected. The Partnership has listed this property for sale at $175,000. No offers have been accepted as of March 30, 1996.

Results of Operations:

Gross rental revenues varied from $968,000 in 1995 versus $952,000 in 1994 and $1,287,000 in 1993. The decreases between 1993 and 1994 were due to the sale of five of the commercial properties during 1993 and 1994 and the sale of one of the mobile home parks in 1993.

Total operating expenses, exclusive of restaurant operations and loss on sales of property, were $724,000 in 1995, $823,000 in 1994, and $968,000 in 1993. The decrease between 1993 and 1995 was primarily a result of the sale of the mobile home park at the end of 1993 and a decrease in administrative costs.

In September, 1994 the Partnership opened a previously vacant restaurant as a Rocky Rococo. During 1995 and 1994, the restaurant had revenue of $578,000 and $163,000 respectively and expenses of $447,000 and $180,000, respectively. Due to start up costs, the restaurant had unusually high expenses in 1994. The restaurant had approximately $137,000 of annual cash flow in 1995 and that is expected to improve in the future.

Interest and other income was $41,000 in 1995, $40,000 in 1994 and $47,000 in 1993.

Net income (loss) was $417,000 in 1995, ($120,000) in 1994 and
$913,000 in 1993. The large amount of net income in 1993 is a result of the gains on the sales of the commercial properties. The loss incurred in 1994 is a result of the large loss on the sale of the commercial property and from start up costs incurred due to the opening of the restaurant. The decrease is also a result of loss of income from properties sold in 1993 and 1994.



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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedule on page F-1, incorporated herein by reference.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    a. Effective November 11, 1994, RAL Yield & Equities III Limited Partnership (RAL III) dismissed its prior certifying accountants, Price Waterhouse, and retained Kolb Lauwasser & Company, S.C. as its new certifying accountants. Price Waterhouse's report on RAL III's financial statements during the fiscal year ended December 31, 1993 and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by RAL III's general partners.

During the fiscal year ended December 31, 1993 and the subsequent interim period to the date hereof, there were no disagreements between RAL III and Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) occurred with respect to RAL III within the last two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof.





    b. Effective November 11, 1994, RAL III engaged Kolb Lauwasser & Company, S.C. as its principal accountants. During the two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof, RAL III did not consult Kolb Lauwasser
& Company, S.C. regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.
















































                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The General Partners of RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") are Robert A. Long, John A. Hanson, Thomas R. Brophy, and Bart Starr. The General Partners manage and control the Partnership's affairs and have the general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel, and experience of certain other organizations affiliated with the General Partners, including RAL Asset Management Group. The General Partners are also General Partners of an affiliate, RAL Asset Management Group. The relationship of the General Partners to their affiliates is described under the caption "Conflicts of Interest" on pages 9 through 12 of the Prospectus, a copy of which is filed with Form S-11 for this Partnership and is hereby incorporated herein by reference.

The names, ages and business experience of the executive officers and the significant employees of First Financial Realty Management are as follows:

                                          Position with RAL Asset
                                          -----------------------
Name                                      Management Group
- - ----                                      -----------------

Robert A. Long                            General Partner
John A. Hanson                            General Partner
Thomas R. Brophy                          General Partner
Bart Starr                                General Partner
Douglas C. Heston                         President (FFRM)
Christine D. Kennedy                      Controller (FFRM)

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 54, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 54, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients.
Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 50, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is also associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 63, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head
Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individuals are the employees of the unaffiliated property management firm who make significant contributions to the business of the Partnership:

Douglas C. Heston, age 42, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

Christine D. Kennedy, age 30, joined RAL Asset Management Group in December, 1990, as Assistant Controller. In November, 1991 she was promoted to Controller and now works in that position for FFRM. Prior to that she worked in the audit department of Arthur Young & Company in Milwaukee, Wisconsin for approximately three years. She received her B.B.A. in Accounting from the University of Wisconsin-Whitewater in 1987. She is a Certified Public Accountant.

Item 11.  EXECUTIVE COMPENSATION

(a,b,c, and d)
The Registrant has not paid and does not propose to pay any executive compensation to the General Partners or any of their affiliates (other than described in Item 13 below).

(e) There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of December 31, 1995.

(b) As of December 31, 1995, the following General Partners owned or had beneficial ownership of the following Interests in the
Partnership:

Title of Class          Name of Partner          Percent of Class
- - --------------          ---------------          ----------------
General Partnership     Robert A. Long                46.73%
Interests               John A. Hanson                22.14
                        Thomas R. Brophy              19.68
                        Bart Starr                    11.45
                                                     ------
                                                     100.00
                                                     =======

As of December 31, 1995, the General Partners owned, as a group, the following Limited Partnership Interests of the Registrant:
Title of Class    Amount Beneficially Owned        Percent of Class
- - --------------    -------------------------        ----------------
Limited Partnership   49 Interests                Less than 1%
Interests

The General Partners or their affiliates, except as noted above, do not own any other interest in the Registrant.

(c)   None

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
The Partnership sold Village Terrace Mobile Home Park to Wisconsin Homesites III Limited Partnership. Doug Heston is the President of the Corporate General Partner of Wisconsin Homesites III. Mr. Heston is also the President of First Financial Realty Management, the company which now manages RAL Yield & Equities III.

Certain General Partners own or control businesses which have agreed to perform a variety of services for the Partnership. In addition, certain General Partners are securities agents for the managing dealer for the offering of Limited Partnership Interests.






In consideration for these services, the General Partners and related parties receive certain compensation at amounts which are provided by the Partnership agreement. The following table sets forth the types, amounts and recipients of compensation paid annually to related parties.


General partners' and affiliates         At lower of cost or
reimbursable expenses.                   prevailing rates at which
                                         comparable services
                                         could have been obtained
                                         in the same geographic
                                         area for similar services.

                                         The amount of expenses
                                         reimbursed was $0 in 1995,

                                         $0 in 1994 and $6,883 in
                                         1993.

Property management fee payable to       Residential Property:
RAL Asset Management Group for
property management and rental           At rates prevailing for
services.                                comparable services where
                                         the properties are
                                         located, but not to exceed

                                         6% of gross revenues.

                                         Other than residential
                                         properties:

                                         At rates prevailing for
                                         comparable services where
                                         the properties are
                                         located, but not to exceed

                                         5% of gross revenues where

                                         leasing and related
                                         services are provided or
                                         3% if such services are
                                         not provided.  Property
                                         under a net lease with a
                                         term of ten years or more
                                         is subject to an initial
                                         fee of 3% of gross
                                         revenues payable over five

                                         years plus an annual fee
                                         of 1% of gross revenues.

                                         Total property management
                                         fees were $0, $0 and
                                         $20,000 in 1995, 1994 and
                                         1993, respectively.





Real estate commissions payable to       The total compensation
RAL Asset Management Group or other      paid all persons for the
related party on sale of Partnership     sale of properties is
properties.                              limited to 6% of the
                                         contract price.  An
                                         affiliate may receive
                                         up to one-half of such
                                         compensation, where it
                                         provides brokerage
                                         services, subject to
                                         certain limitations based
                                         on a minimum return to
                                         limited partners.  No
                                         commissions have been paid
                                         through December 31, 1995.








































                                          PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   (1 and 2) See Index to Financial Statements and Financial
Statement Schedule on Page F-1.

(b)   Reports on Form 8-K

Form 8-K was filed by the Registrant on November 11, 1994. The report contained information on the change of the Registrant's certifying accountant (see Item 9).

(c)   Exhibits
      See Exhibit 27

(d)   Financial Statement Schedule
See Index to Financial Statements and Financial Statement
Schedule on Page F-1.


































                    RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                          (A Wisconsin Limited Partnership)

                      TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULE

                    COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS
                                     Item 14(a)


Reference

- - ---------
Reports of Independent Accountants

Balance Sheets at December 31, 1995 and 1994

Statements of Income for the years ended
December 31, 1995, 1994 and 1993

Statements of Partners' Equity for the
years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993

Notes to Financial Statements

Reports of Independent Accountants on
Financial Statement Schedule

Financial Statement Schedule: III - Real Estate and Accumulated Depreciation

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.












                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

January 18, 1996


To the Partners of
RAL Yield + Equities III Limited Partnership

We have audited the accompanying Balance Sheets of RAL Yield + Equities III Limited Partnership as of December 31, 1995 and 1994, and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield + Equities III Limited Partnership as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,



Kolb Lauwasser & Co., S.C.















                    REPORT OF INDEPENDENT ACCOUNTANTS
                    ---------------------------------


January 18, 1994



To the Partners of
RAL Yield + Equities III
Limited Partnership:


In our opinion, the statements of income and partners' equity and of cash flows as of and for the year ended December 31, 1993 (which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of RAL Yield + Equities III Limited Partnership as of and for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the General Partners; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partners, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of RAL Yield + Equities III Limited Partnership for any period subsequent to December 31, 1993.




















                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                              Balance Sheets
                              --------------
                            As of December 31,
        ASSETS                             1995         1994
        ------                          ---------    ---------
Income-Producing Properties - Notes #1, #3, #4 and #5
- - ---------------------------
  Buildings and land improvements        6,093,655    6,087,873
  Equipment                                102,223       99,431
  Construction in progress                    -           2,250
                                          ---------    ---------
                                         6,195,878    6,189,554
  Less:  Accumulated depreciation        1,942,969    1,724,368
                                         ---------    ---------
                                         4,252,909    4,465,186
  Land                                   1,329,308    1,329,308
                                         ---------    ---------
    Total Income-Producing Properties    5,582,217    5,794,494
                                         ---------    ---------
Other
- - -----
  Cash and cash equivalents - Note #1      502,133      415,471
  Rent and other receivables - Note #1       1,266        9,236
  Note receivable - Notes #1 and #5         13,000       18,000
  Prepaid expenses                           5,166        3,087
  Deferred charges - Note #1                 7,500       68,445
                                          ---------    ---------
    Total Other                            529,065      514,239
                                          ---------    ---------
     Total Assets                        6,111,282    6,308,733
                                          =========    =========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
- - -----------
  Accounts payable and accrued expenses   180,460      163,126
  Tenants' security deposits               69,871       64,308
  Prepaid rent                              6,370        1,662
                                         ---------    ---------
    Total Liabilities                     256,701      229,096
                                         ---------    ---------







Partners' Equity
- - ----------------
  General partners                         39,419       35,248
  Limited partners                      5,815,162    6,044,389
                                        ---------    ---------
    Total Partners' Equity              5,854,581    6,079,637
                                        ---------    ---------
     Total Liabilities and
        Partners' Equity                6,111,282    6,308,733
                                        =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.







































                  RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             Statements of Income
                             --------------------
                      For the years ended December 31,
                                     1995      1994       1993
                                  ---------  ---------  ---------
Revenues
- - --------
  Rental income                     967,946    952,358  1,286,709
  Gain on sale of property             -          -       543,593
  Restaurant income                 578,340    162,898       -
                                  ---------  ---------  ---------
    Total Revenues                1,546,286  1,115,256  1,830,302
                                  ---------  ---------  ---------

Expenses
- - --------
  Property management fees           56,848     47,754     39,633
  Property management fees -
     affiliates                        -          -        20,000
  Administrative expenses           126,773    178,735     86,634
  Administrative expenses -
     affiliates                        -          -         6,883
  Property operating expenses       257,468    260,655    422,982
  Provision for delinquent real
    estate taxes                       -          -         9,158
  Amortization and depreciation     280,647    333,736    372,998
  Loss on sale of property             -       272,360       -
  Restaurant operating expenses     446,595    180,076       -
  Other                               1,983      1,838      5,113
                                   ---------  ---------  ---------
    Total Expenses                1,170,314  1,275,154    963,401
                                   ---------  ---------  ---------
     Income (Loss) Before
         Other Income               375,972   (159,898)   866,901
                                   ---------  ---------  ---------
Other Income
- - ------------
  Interest                           24,087     23,798     27,905
  Miscellaneous                      18,820     16,072     19,185
  Loss on sale of fixed assets       (1,825)      -          -
                                  ---------  ---------  ---------
    Total Other Income               41,082     39,870     47,090
                                  ---------  ---------  ---------
      Net Income (Loss)             417,054   (120,028)   913,991
                                  =========  =========  =========
Net income (loss) per limited
  partner interest                    30.08      (8.66)     65.93
                                  =========  =========  =========


Allocation of Income (Loss):
  Limited partners                  412,883   (118,828)   904,889
  General partners                    4,171     (1,200)     9,102
                                  ---------  ---------  ---------
                                    417,054   (120,028)   913,991
                                   =========  =========  =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.











































                 RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                        Statements of Partners' Equity
                        ------------------------------
                        For the years ended December 31,


               Limited  General    1995        1994        1993
               Partners Partners   Total       Total       Total
             ---------- ------- ----------  ----------  ----------
Capital contributions:
  Contributed cash
             13,725,000  1,000  13,726,000  13,726,000  13,726,000
  Less: Syndication
     costs    1,232,840   -      1,232,840   1,232,840   1,232,840
             ---------- ------  ----------  ----------  ----------

  Net contri-
     butions 12,492,160  1,000  12,493,160  12,493,160  12,493,160
             ---------- ------  ----------  ----------  ----------

Accumulated income:
  Balance, begin-
     ning     4,153,894 34,248   4,188,142   4,308,170   3,394,179
  Current net income
     (loss)     412,883  4,171     417,054    (120,028)    913,991
             ---------- ------  ----------  ----------  ----------

  Balance,
     ending   4,566,777 38,419   4,605,196   4,188,142   4,308,170
             ---------- ------  ----------  ----------  ----------

Accumulated distributions:
  Balance, beginning
            (10,601,665)  -    (10,601,665) (8,398,027) (6,105,524)
  Current distributions
               (642,110)  -       (642,110) (2,203,638) (2,292,503)
              ---------- ------  ----------  ----------  ----------

Balance,
   ending   (11,243,775)  -    (11,243,775)(10,601,665) (8,398,027)
             ---------- ------  ----------  ----------  ----------

Total Partners'
   Equity     5,815,162 39,419   5,854,581   6,079,637   8,403,303
             ========== ======  ==========  ==========  ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                          Statements of Cash Flows
                          ------------------------
                      For the years ended December 31,

                                    Cash Increase or (Decrease)
                                  --------------------------------
                                     1995      1994        1993
                                   -------   ---------   ---------
Cash Flows From Operating Activities
- - ------------------------------------
  Net income (loss)                417,054    (120,028)    913,991
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:

    Amortization and depreciation  280,647     333,736     372,998
    (Gain) loss on sale of property   -        272,360    (543,593)
    Loss on fixed assets             1,825        -           -
    Addition (reduction) to reserve for
      doubtful accounts             (6,843)     44,439        -

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net 19,813        (830)     11,547
    Prepaid expenses                (2,079)     (3,087)       -

  Increase (decrease) in
  ----------------------
    Accounts payable and accrued
       expenses                     17,334      (5,300)    (20,170)
    Tenants' security deposits       5,563       3,527     (31,344)
    Prepaid rent                     4,708         361      (5,423)
                                   -------   ---------   ---------
 Net Cash Provided by
    Operating Activities           738,022     525,178     698,006
                                   -------   ---------   ---------
Cash Flows From Investing Activities
- - ------------------------------------
  Additions to income-
     producing properties          (9,675)    (139,659)   (107,622)
  Proceeds from sale of income-
    producing property               -         200,100   3,516,349
  Proceeds from sale of fixed assets  425         -           -
                                    -------   ---------   ---------
     Net Cash Provided (Used) by
       Investing Activities        (9,250)      60,441   3,408,727
                                    -------   ---------   ---------
Cash Flows From Financing Activities
- - ------------------------------------
  Distributions to partners      (642,110)  (2,203,638) (2,292,500)
                                  -------   ---------   ---------
    Net Increase (Decrease) in Cash
                                   86,662   (1,618,019)  1,814,233

    Cash and cash equivalents -
       Beginning of Year          415,471    2,033,490     219,257
                                  -------    ---------   ---------
    Cash and cash equivalents-
       End of Year                502,133      415,471   2,033,490
                                  =======    =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.









































      RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
              Notes to Financial Statements
              -----------------------------
   For the years ended December 31, 1995, 1994 and 1993

Note #1  Summary of Significant Accounting Policies
- - -------  ------------------------------------------

A.  Nature of Business
    ------------------
RAL Yield + Equities III Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. The Partnership owns and operates four mobile home parks and one restaurant. It also leases four commercial properties, three to restaurant franchisors and one for warehousing space. These properties are located primarily in southeastern Wisconsin. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

Effective December 12, 1986, the Partnership completed its offering of limited partnership interests. A total of 13,725 interests were sold for an aggregate contribution of $13,725,000. In connection with the sale of limited partnership interests, the Partnership incurred approximately $1,233,000 of costs to raise capital, including sales commissions of $1,098,000 and other offering costs of $135,000, which were charged against partners' equity.

B.  Method of Accounting
    --------------------
Assets, liabilities, revenue and expenses are recognized on the accrual basis method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.

For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, buildings and land improvements are depreciated using the straight-line method where equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:


                                       Depreciable Lives
                                 -----------------------------
                                   Financial        Income Tax
                                   Reporting         Reporting
                                   ---------       -------------
              Land improvements     30 years         15-31.5 years
              Buildings             30 years         15-39.0 years
              Equipment             5-7 years        3-7 years

D.  Allowance for Doubtful Accounts
    -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon managements' evaluation, an allowance for doubtful accounts of $60,790 and $67,633 was necessary as of December 31, 1995 and 1994, respectively.

E.  Deferred Charges
    ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering are amortized to expense on the straight-line method over the term (ten years) of the management agreement. Commission fees incurred to lease the properties have been deferred and amortized over the respective lease term.

         Deferred charges consist of the following at December 31:

                                           1995         1994
                                          ------       ------
         Deferred management fees         1,029,375    1,029,375
         Leasing commission                  15,000       15,000
                                          ---------    ---------
                                          1,044,375    1,044,375
         Less:  Accumulated amortization  1,036,875      975,930
                                          ---------    ---------
                                              7,500       68,445
                                          =========    =========




F.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.















































                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                       Notes to Financial Statements
                       -----------------------------
            For the years ended December 31, 1995, 1994 and 1993


Note #1  Summary of Significant Accounting Policies (Cont'd)
- - -------  ------------------------------------------
G.  Income Taxes
    ------------
No income taxes will be payable or provided for by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, each individual partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro-rata basis which considers the number of days in the year during which their respective interests were held.

The Partnership files its income tax return on the accrual basis of accounting. The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns:

                                      1995      1994        1993
                                     -------   -------     -------
Net income (loss) Statements
   of Income                        417,054  (120,028)    913,991
Book bad debt reserve in excess of
 tax bad debt reserve                   157    44,084    (133,060)
Book loss on disposal of assets in excess
 of tax loss                           -       30,460        -
Other book/tax differences (principally
 depreciation and amortization)     (95,606)  (62,206)      8,035
                                    -------   -------     -------

Net income (loss) for tax purposes  316,605  (107,690)    788,966
                                    =======   =======     =======

H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposits with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $359,307 and $264,022 for the years ended December 31, 1995 and 1994, respectively.





I.  Reclassifications
    -----------------

Certain information contained in the 1993 financial statements has been reclassified to conform with the 1995 and 1994 presentation.

Note #2  General Provision of the Limited Partnership Agreement
- - -------  ------------------------------------------------------

Pursuant to the terms of the partnership agreement, net income or losses of the Partnership from operations and losses on sale of income-producing properties are allocated 99% to the limited partners and 1% to the general partners.

In general, profits from the sale of income-producing properties will be allocated first to limited partners to the extent necessary to eliminate any deficit in their capital accounts, and then to general partners to the extent necessary to eliminate any deficit in their capital accounts, and finally, to each limited partner until they have received distributions equal to their original capital contribution less previous distributions. The remainder of the profits will be allocated 75% to the limited partners and 25% to the general partners provided that general partners will be allocated at least 1% of the total profits from the sale of income-producing properties. The general partners' share of sale or refinancing proceeds is subject to the limited partners earning specified noncompounded rates of return on their original investment. The priority rates of return for limited partners are dependent upon when they acquired their interest in the Partnership.

The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the Prospectus dated August 27, 1985) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.


















Note #3  Income-Producing Properties
- - -------  ---------------------------

         A summary of income-producing properties as of December 31 follows:

                                                1995         1994
                                              ---------   ---------
  Mobile home parks (four in 1995 and 1994)  3,068,076    3,061,750
  Restaurant properties
     (four in 1995 and 1994)                 2,758,372    2,758,372
  Warehouse building                         1,698,740    1,698,740
                                             ---------    ---------
                                             7,525,186    7,518,862
  Less:  Accumulated depreciation            1,942,969    1,724,368
                                             ---------    ---------
                                             5,582,217    5,794,494
                                             =========    =========

During 1993, the Partnership recorded gains on the sale of four restaurants and one mobile home park in the amount of $543,593.

During 1994, the Partnership recorded a loss on the sale of one restaurant in the amount of $272,360.

Note #4  Leases of Income-Producing Properties
- - -------  -------------------------------------
At December 31, 1995, the Partnership owned three restaurant properties, all of which are currently leased. The fourth restaurant property is operated by the Partnership. The restaurant properties are generally leased under fourteen to twenty year lease terms with two five-year options to renew the leases at the end of the original term. Rent, which is payable monthly, is equal to the greater of a percentage of gross sales or a minimum base rental stated in the lease.

All of the restaurant leases described above are "triple net" to the Partnership. Thus, the lessees are responsible for all occupancy costs such as maintenance, insurance, taxes and utilities. The Partnership, however, is contingently liable for real estate taxes that are owed by its tenants. Additionally, in 1993, the Partnership paid and charged to other operating expenses approximately $24,000, in real estate taxes on vacant restaurant properties. All rents received to date are based on the minimum rentals as none of the properties have exceeded the gross sales levels as defined in the leases.

The Partnership has a lease agreement dated January 1, 1989 with a tenant for the warehouse building calling for increasing monthly rentals of $13,950 to $16,663 through the year 1995. The tenant exercised their first option to continue to lease the property through 1995. As of December 31, 1995, the tenant is occupying the warehouse on a month-to-month lease.

The approximate minimum annual rental commitments under long-term lease agreements in effect at December 31, 1995 are as follows:


                        1996                   165,000
                        1997                   165,000
                        1998                   174,000
                        1999                   166,000
                        2000                   210,000
                        Thereafter             447,000
                                             ---------
                                             1,327,000
                                             =========

The Partnership also operates four mobile home parks which have a total of 317 rental spaces. As of December 31, 1995 and 1994 a total of 286 and 291 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $597,000, $586,000 and $855,000 in 1995, 1994 and 1993, respectively.

Note #5  Notes Receivable
- - -------  ----------------

Des Moines, Iowa Property
- - -------------------------

In 1989, the Partnership also received a $53,439 promissory note from the Dannig Corporation, an unrelated entity, for past due rent of a restaurant property. The terms of the note required monthly interest payments at 10%, with the unpaid principal and interest due July 31, 1992. An official of the Dannig Corporation personally guaranteed the note with his 38 shares in Pizza Slices, Inc. Subsequently, the Dannig Corporation filed bankruptcy. Independent of the bankruptcy, the officer sold his shares to the officers of Pizza Slices, Inc., who had tendered an offer to purchase all outstanding corporate shares. The officers of Pizza Slices, Inc., are general partners in the Partnership. Upon notification by the Partnership of its rights in those shares purchased, subsequent payments for the shares were sent directly to the Partnership by the officers. Payments received in 1995 on this note of $4,287 were for interest only. As of December 31, 1995, the outstanding principal of $44,439 and interest of $16,351 had been fully reserved for, due to the uncertainty of collection.

In October, 1991, an agreement was entered into between the Partnership and a tenant for the lease of certain restaurant facilities owned by the Partnership. In April, 1992, the tenant vacated the facilities and ceased making the required monthly rent payments. During 1993, the Partnership made an agreement with that former tenant calling for a settlement in the amount of $46,000, payable in equal $1,000 monthly installments commencing June 1, 1993. For the years ended December 31, 1995, 1994 and 1993, the Partnership had received all scheduled payments in accordance with the agreement.


Note #6  Related Party Transactions
- - -------  --------------------------
Certain general partners own or control businesses which have agreed to perform a variety of services for the Partnership. In addition, certain general partners were securities agents for the managing dealer which offered the limited partnership interests.

In consideration for these services, the general partners and their affiliates received or will receive certain compensation at amounts which are provided by the partnership agreement. The following table sets forth the types, amounts and recipients of compensation paid annually by the Partnership to the general partners and their affiliates.

      Affiliate and Service               Amount of Compensation
     ---------------------               ----------------------
General partners' and affiliates       At lower of cost or
reimbursable expenses.                 prevailing rates at
                                       which comparable services
                                       could have been
                                       obtained in the same
                                       geographic area for
                                       similar services.  The
                                       amount of expenses
                                       reimbursed was $6,883 in
                                       1993.

Property management fee payable to     Residential property:
RAL Asset Management Group for prop-
erty management and rental services.   At rates prevailing for
                                       comparable services
                                       where the properties are
                                       located, but not
                                       to exceed 5% of gross
                                       revenues.

                                       Other than residential
                                       properties:

                                       At rates prevailing for
                                       comparable services
                                       where properties are
                                       located, but not to
                                       exceed 6% of gross revenues
                                       where leasing and related
                                       services are provided, or 3%
                                       if such services are not
                                       provided. Property under a
                                       net lease with a term of
                                       ten years or more is subject

                                       to an initial fee of 3% of
                                       gross revenues payable over
                                       five years plus an annual
                                       fee of 1% of gross revenues.

                                       Total property management
                                       fees incurred were $20,000
                                       in 1993.

Effective June 1, 1993, the Partnership entered into new property and partnership management agreements. The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity owned by the same general partners. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

































RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                   December 31, 1995
Col. A               Col. B    Col. C                  Col. D
- - -------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Description           brances    Land    Improvements
Improvements(b)
- - --------------------  ------- ---------- ------------ -------------
Rocky Rococo Rest.
Milwaukee, WI           (a)     $300,000    $382,632    $162,844
Pizza Hut Restaurant
 Minnetonka, MN         (a)      196,400     485,358       2,740
Forest Junction MHP
 Town of Brillon, WI    (a)       99,500     390,179     133,787
Vacant Restaurant
 Des Moines, IA         (a)      225,000     332,080    (557,080)
Vacant Restaurant
 West Des Moines, IA    (a)      245,000     399,600    (644,600)
Net Lease Warehouse
 Fond du Lac, WI        (a)       73,600   1,589,475      35,665
Pizza Hut Restaurant
 Normal, IL             (a)      260,000     362,900           0
Hardee's Restaurant
 Chaska, MN             (a)      200,000     372,860    (572,860)
Wendy's Restaurant
 Waukesha, WI           (a)      180,000     425,499           0
Coach Lite MHP
 Green Lake, WI         (a)       30,000     280,629      (6,876)
Village Terrace MHP
 Johnson Creek, WI      (a)      100,000   1,010,133  (1,110,133)
Shamrock MHP
 Albany, MN             (a)       20,000     187,500      23,854
Cloverleaf MHP
 St. Cloud, MN          (a)      180,000   1,686,339     115,160
Hardee's Restaurant
 Eagan, MN              (a)      221,620     386,000    (607,620)
Hardee's Restaurant
 Coon Rapids, MN        (a)      209,010     304,418    (513,428)
                               ----------  ----------  ----------

Total                          2,540,130   8,523,602  (3,538,547)
                               =========   =========   =========



RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                    December 31, 1995
Col. A                               Col. E
- - ---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)       Total
- - ---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
 Milwaukee, WI         $300,000        $545,476        $845,476
Pizza Hut Restaurant
 Minnetonka, MN         196,400         488,098         684,498
Forest Junction MHP
 Town of Brillon, WI     99,500         523,966         623,466
Vacant Restaurant
 Des Moines, IA               0               0               0
Vacant Restaurant
 West Des Moines, IA          0               0               0
Net Lease Warehouse
 Fond du Lac, WI         73,600       1,625,140       1,698,740
Pizza Hut Restaurant
 Normal, IL             260,000         362,900         622,900
Hardee's Restaurant
 Chaska, MN                   0               0               0
Wendy's Restaurant
 Waukesha, WI           180,000         425,499         605,499
Coach Lite MHP
 Green Lake, WI          19,808         211,945         231,753
Village Terrace MHP
 Johnson Creek, WI            0               0               0
Shamrock MHP
 Albany, MN              20,000         211,354         231,354
Cloverleaf MHP
 St. Cloud, MN          180,000       1,801,499       1,981,499
Hardee's Restaurant
 Eagan, MN                    0               0               0
Hardee's Restaurant
 Coon Rapids, MN              0               0               0

                      ---------       ----------      ---------
Total                 1,329,308       6,195,877       7,525,185
                      =========       ==========      ==========




RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                December 31, 1995
Col. A                Col. F       Col. G       Col. H      Col. I
- - -----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                   Accumulated                   Date     Life per
                   Depreciation    Date of    Acquired by  Income
Description        (Book basis)  Construction Partnership Statement
- - -----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
 Milwaukee, WI       $158,687      1985         11/01/85      (d)
Pizza Hut Restaurant
 Minnetonka, MN       166,767      1985         10/28/85      (d)
Forest Junction MHP
 Town of Brillon, WI  174,767       VAR         12/10/85      (d)
Vacant Restaurant
 Des Moines, IA             0      1985         02/04/86      (d)
Vacant Restaurant
 West Des Moines, IA        0      1985         03/05/86      (d)
Net Lease Warehouse
 Fond du Lac, WI      519,513      1978         05/12/86      (d)
Pizza Hut Restaurant
 Normal, IL           114,920      1985         07/31/86      (d)
Hardee's Restaurant
 Chaska, MN                 0      1984         08/01/86      (d)
Wendy's Restaurant
 Waukesha, WI         132,376      1986         09/05/86      (d)
Coach Lite MHP
 Green Lake, WI        64,063       VAR         10/24/86      (d)
Village Terrace MHP
 Johnson Creek, WI          0       VAR         11/12/86      (d)
Shamrock MHP
 Albany, MN            59,938       VAR         11/20/86      (d)
Cloverleaf MHP
 St. Cloud, MN        551,937       VAR         11/20/86      (d)
Hardee's Restaurant
 Eagan, MN                  0      1984         02/12/87      (d)
Hardee's Restaurant
 Coon Rapids, MN            0      1983         02/12/87      (d)

                    ---------
Total               1,942,968
                    =========





                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1995.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Tax purposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposed        Purposes
                                          ---------       --------
     Buildings and Improvements               30           15-40
     Personal Property                       5-15           5-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1993                     $11,380,333

        Acquisitions                                         0
        Improvements                                   107,622
        Cost of investment property sold            (3,542,034)
                                                    ----------
    Balance at December 31, 1993                     7,945,921

        Acquisitions                                         0
        Improvements                                   139,659
        Cost of investment property sold              (566,718)
                                                    ----------
    Balance at December 31, 1994                     7,518,862

        Acquisitions                                         0
        Improvements                                     9,675
        Cost of investment property sold                (3,352)
                                                    ----------
    Balance at December 31, 1995                    $7,525,185
                                                    ==========




                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1993                           $1,910,346

  Depreciation expense for the period                   258,410
  Sale of investment property                          (569,278)
                                                     ----------
Balance at December 31, 1993                          1,599,478

  Depreciation expense for the period                   219,150
  Sale of investment property                           (94,260)
                                                     ----------
Balance at December 31, 1994                          1,724,368

  Depreciation expense for the period                   219,700
  Sale of investment property                            (1,100)
                                                     ----------
Balance at December 31, 1995                         $1,942,968
                                                     ==========





























                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP


BY:  Robert A. Long
     -------------------------------
     Robert A. Long, General Partner


DATE:  March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                        Date
- - ------------------------------------------------------------------

Robert A. Long                General Partner of RAL       03/30/96
- - --------------------          Yield + Equities III         -------
Robert A. Long                Limited Partnership


John A. Hanson                General Partner of RAL       03/30/96
- - ------------------            Yield + Equities III         -------
John A. Hanson                Limited Partnership


Christine D. Kennedy          Controller, First Financial  03/30/96
- - --------------------          Realty Management            -------
Christine D. Kennedy