Form 10-Q
period 1996-03-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1996-04-30
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                          March 31, 1996
                                OR

 ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                              0-15677
                              -------

            RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
            --------------------------------------------
      (Exact name of registrant as specified in its charter)

         Wisconsin                              39-1546907
- - -------------------------------           -----------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
        Suite 800
     Waukesha, Wisconsin                           53186
- - -------------------------------           -----------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT MARCH 31, 1996 AND DECEMBER 31, 1995
                                        UNAUDITED      AUDITED
                                          MAR 31,    DECEMBER 31,
         ASSETS                            1996           1995
- - -------------------------------         ----------     ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,997,724 and $1,942,969,
respectively)                           $5,527,462     $5,582,217

CASH AND CASH EQUIVALENTS                  492,110        502,133

RENT AND OTHER RECEIVABLES                   4,973          1,266

OTHER ASSETS                                 3,032          5,166

NOTES RECEIVABLE (net of allowance of
$60,309 and $60,790, respectively)           9,000         13,000

DEFERRED CHARGES                             7,125          7,500
                                        ----------     ----------

TOTAL ASSETS                            $6,043,702     $6,111,282
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
- - ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $165,385       $180,460

TENANT SECURITY DEPOSITS                    72,184         69,871

PREPAID RENT                                 4,601          6,370
                                        ----------     ----------
TOTAL LIABILITIES                         $242,170       $256,701

LIMITED PARTNERS' CAPITAL                5,760,904      5,815,162
GENERAL PARTNERS' CAPITAL                   40,628         39,419
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  5,801,532      5,854,581
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $6,043,702     $6,111,282
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For the three months ended March 31, 1996 and 1995

                             UNAUDITED
                     3 MONTHS        3 MONTHS
                       ended           ended
                      MAR 31,         MAR 31,
                        1996            1995
                      --------        --------
REVENUE:
 Rental income        $247,532        $240,446
 Restaurant sales      139,665         134,689
 Interest and other
   income               19,673           9,987
                      --------        --------
                      $406,870        $385,122

EXPENSES:
 Operating and
  administrative       $92,696        $ 80,780
 Restaurant Operating
  expenses             106,454          98,468
 Management fees        14,338          11,160
 Real estate and other
  taxes                 17,875          18,250
 Bad Debts                (480)             39
 Depreciation and
   amortization         55,130          83,457
                       --------        --------
                      $286,013        $292,154
                      --------        --------
NET INCOME (LOSS)     $120,857        $ 92,968
                      ========        ========

   The accompanying notes are an integral part of these statements.









                                  I-2

                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the three months ended March 31, 1996 and
                    for the year ended December 31, 1995

                                      UNAUDITED
                             General          Limited
                             Partners         Partners
                          (1% ownership)  (99% ownership)   Total

                          --------------  ---------------  --------
BALANCE, January 1, 1995        $35,248    $6,044,389   $6,079,637
                             ----------     ----------   ----------
NET INCOME (LOSS)                 4,171       412,883     $417,054

CASH DISTRIBUTIONS                    0      (642,110)   ($642,110)
                             ----------    ----------   ----------

BALANCE, December 31, 1995      $39,419    $5,815,162   $5,854,581
                             ----------    ----------   ----------

NET INCOME                        1,209       119,648      120,857

CASH DISTRIBUTIONS                           (173,906)    (173,906)
                             ----------     ----------   ----------

BALANCE, March 31, 1996         $40,628    $5,760,904   $5,801,532
                             ==========     ==========   ==========

     The accompanying notes are an integral part of these statements.













                                  I-3

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the three months ended March 31, 1996 and 1995

                                              UNAUDITED
                                       MAR 30,           MAR 30,
                                        1996              1995
                                      ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                     $120,857             $92,968
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense               55,130              83,457
Change in assets and liabilities:
     Accounts receivable                (3,707)              1,724
     Notes receivable                    4,000                (451)
     Other assets                        2,134                  11
     Accounts payable and
      accrued expenses                 (15,075)             (3,062)
     Tenants' security deposits          2,313               2,841
     Prepaid Rent                       (1,769)              3,868
                                    ----------           ----------
Net Cash provided by
 operating activities:                $163,883            $181,356

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Acquisitions of and additions to
   investment properties                    $0                  $0
                                    ----------           ----------
 Net Cash used in
  investing activities                      $0                  $0
                                    ----------          ----------










                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid             ($173,906)          ($147,152)
                                    ----------          ----------
Net cash provided by (used
in) financing activities             ($173,906)          ($147,152)
                                    ----------          ----------
Net increase (decrease)
 in cash                               (10,023)             34,204

Cash at beginning of period            502,133             415,471
                                    ----------           ----------
Cash at end of period                 $492,110            $449,675
                                    ==========          ==========


     The accompanying notes are an integral part of these statements.






























                                  I-5

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities III Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited statements will be furnished upon request. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1995. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on RAL Yield + Equities III Limited Partnership.

In the opinion of management, the unaudited financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.






























                                 I-6
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income-producing properties. Currently held properties consist of restaurants (including land and building) leased on a "triple net" lease basis (i.e. for the tenant to pay for maintenance, repairs, real estate taxes and insurance) to chain restaurants, including Hardee's, Pizza Hut, and Wendy's. The Partnership also leases a warehouse facility to a single tenant who sublets to various tenants. The Partnership also owns and operates four mobile home communities located in Wisconsin and Minnesota. The Partnership's offering of limited partnership interests to the public pursuant to the Securities Act of 1933 raised $13,725,000, in which the above-described properties, in addition to the properties which have been sold as mentioned below, were purchased for cash. During 1993 four of the commercial properties and one of the mobile home communities were sold. In 1994 an additional commercial property was sold.

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

Net cash flow provided by operating activities for the three months ended March 31 was $163,883 in 1996 and $181,356 in 1995, primarily from earnings and depreciation (amortization).

As of March 31, 1996, the Partnership had cash of approximately
$492,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $242,000.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $26,794 to cash flow in the first quarter of 1996 compared to $27,320 in the first quarter of 1995. As sales continue to increase at this restaurant, it should continue to be a large contributor to overall partnership cash flow.




                                I-7
Results of Operations:

Gross rental revenues for the three months ended March 31 were $247,532 in 1996 versus $240,446 in 1995. Operating expenses, excluding restaurant operations, from rental properties for the three months ended March 31 were $92,696 in 1996 and $80,780 in 1995. Operating expenses rose 15% from 1995 to 1996. A large part of this increase is due to an $8,000 increase in insurance costs due to the payment of a large worker's compensation audit bill. This effect of this bill will even out as the year progresses.

Net Income for the three months ended March 31 was $120,857 in 1996 and $92,968 in 1995. Income continues to improve due to the addition of the Partnership operated restaurant.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $140,431 generated $19,522 of net income for the partnership during the first quarter of 1996 compared to revenues of $134,715 and net income of $21,530 for the first quarter of 1995. The decrease in net income is a primarily a result of the worker's compensation insurance audit bill mentioned above, $4,000 of which impacted the Rocky's restaurant.

The lease at the warehouse property in Fond du Lac, Wisconsin expired on December 31, 1995. The Partnership is working with the current tenant to negotiate a sale to them for a price of $1,550,000. The terms of the sale have not been finalized and an offer to purchase has not been signed. The tenant is currently occupying the property and paying rent on a month to month basis.

The Partnership is currently negotiating to sell Coachlite
Mobile Home Park. An interested party has offered the Partnership $160,000, but no formal purchase offer has been signed at this point.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the three months ended March 31, 1996 and calendar year 1995:
                                   3 Months       Calendar
                                 ended Mar.         Year
                                   30, 1996         1995
                                 -----------      --------
     1.   Forest Junction             92%            97%
     2.   Coachlite                  100%            99%
     3.   Cloverleaf                  88%            89%
     4.   Shamrock                    97%            95%

                                 I-8

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





































                                 I-9


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  April 29, 1996                   Robert A. Long
                                       --------------------------
                                        Robert A. Long
                                        General Partner

                                        Christine Kennedy
                                        --------------------------
                                        Christine Kennedy
                                        Controller