Form 10-Q
period 1996-06-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1996-08-12
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                           June 30, 1996
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995
                                        UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                            1996           1995
- -------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,438,159 and $1,942,969,
respectively)                            4,156,531      5,582,217

CASH AND CASH EQUIVALENTS                2,086,091        502,133

RENT AND OTHER RECEIVABLES                   7,948          1,266

OTHER ASSETS                                 2,976          5,166

NOTES RECEIVABLE (net of allowance of
$60,868 and $60,711, respectively)           6,000         13,000

DEFERRED CHARGES (net of allowance of
$8,250 and $6,750, respectively)             6,750          7,500
                                        ----------     ----------

TOTAL ASSETS                             6,266,296      6,111,282
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       91,175        186,830

TENANT SECURITY DEPOSITS                    54,811         69,871
                                        ----------     ----------
TOTAL LIABILITIES                          145,986        256,701

LIMITED PARTNERS' CAPITAL                6,078,661      5,815,162
GENERAL PARTNERS' CAPITAL                   41,649         39,419
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  6,120,310      5,854,581
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  6,266,296      6,111,282
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For three months and six months ended June 30, 1996 and 1995

                                  UNAUDITED
                     3 MONTHS   6 MONTHS   3 MONTHS  6 MONTHS
                       ended     ended      ended     ended
                     JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                       1996       1996       1995      1995
                     --------   --------   --------  --------
REVENUE:
 Rental income         243,148    490,679   242,812   483,258
 Restaurant sales      155,328    294,993   142,040   276,729
 Gain on sale          372,939    372,939       200       200
 Interest and other
   income                9,764     29,439     8,143    18,130
                      --------   --------  --------  --------
                       781,179  1,188,050   393,195   778,317

EXPENSES:
 Operating and
  administrative       109,196    219,289    95,135   194,204
 Restaurant operating
  expenses             109,739    216,192   102,055   200,523
 Management fees        14,394     28,732    11,160    22,320
 Depreciation and
   amortization         55,168    110,298    83,572   167,029
                       --------   -------- --------  --------
                       288,497    574,511   291,922   584,076
                      --------   --------  --------  --------
NET INCOME             492,682    613,539   101,273   194,241
                      ========   ========  ========  ========




   The accompanying notes are an integral part of these statements.







                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1996 and
                    for the year ended December 31, 1995

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1995       35,248     6,044,389    6,079,637
                           ----------     ----------   ----------
NET INCOME (LOSS)               4,171       412,883     $417,054

CASH DISTRIBUTIONS                  0      (642,110)   ($642,110)
                           ----------    ----------   ----------

BALANCE, December 31, 1995     39,419     5,815,162    5,854,581
                           ----------    ----------   ----------

NET INCOME                      2,230       611,309      613,539

CASH DISTRIBUTIONS                  0      (347,810)    (347,810)
                           ----------     ----------   ----------

BALANCE, June 30, 1996         41,649     6,078,661    6,120,310
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
           For the six months ended June 30, 1996 and 1995

                                              UNAUDITED
                                    JUNE 30,          JUNE 30,
                                      1996              1995
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    613,539             194,241
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense           110,298             167,029
Gain on sale of assets              (372,939)                  0
Change in assets and liabilities:
     Accounts receivable              (6,682)                218
     Notes receivable                  7,000                   0
     Other assets                      2,190                 334
     Accounts payable and
      accrued expenses               (95,655)            (17,157)
     Tenants' security deposits      (15,060)              3,282
                                   ----------           ----------
Net Cash provided by
 operating activities:               242,691             347,947

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Net proceeds from
     sale of assets                1,689,077                   0
  Acquisitions of and additions to
   investment properties                   0              (9,673)
                                  ----------           ----------
  Net Cash used in
  investing activities             1,689,077              (9,673)
                                  ----------           ----------








CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid            (347,810)           (307,679)
                                  ----------          ----------
Net cash provided by (used
in) financing activities            (347,810)           (307,679)
                                  ----------          ----------
Net increase (decrease)
 in cash                           1,583,958              30,595

Cash at beginning of period          502,133             415,471
                                  ----------          ----------
Cash at end of period              2,086,091             446,066
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






























                                 I-6
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income-producing properties. The properties consist primarily of restaurants (including land and building) leased on a "triple net" lease basis (i.e. for the tenant to pay for maintenance, repairs, real estate taxes and insurance) to chain restaurants, including Hardee's, Pizza Hut, and Wendy's. The Partnership also owns and operates three mobile home communities located in Wisconsin and Minnesota. The Partnership's offering of limited partnership interests to the public pursuant to the Securities Act of 1933 raised $13,725,000, in which the above-described properties were purchased for cash. During 1993 four of the commercial properties and one of the mobile home communities were sold. In 1994 an additional commercial property was sold. During the second quarter of 1996 one mobile home park and the warehouse building were sold. The details of the 1996 sales are discussed below.

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

Net cash flow provided by operating activities for the six months ended June 30 was $242,691 in 1996 and $347,947 in 1995.
Cash flow from operating activities was negatively impacted in 1996 by an $83,000 decrease in accrued expenses and security deposits. This decrease was the result of the pay off of real estate tax escrows and refund of security deposits resulting from the sale of two properties in the second quarter. These amounts did not directly impact cash on hand as they were taken as a credit against the amount due the Partnership by the buyer on the closing statements of the properties sold. By increasing the cash flow from operating activities by the $83,000 in liability reductions, actual cash flow from operations is approximately $326,000. The 6% reduction in actual cash flow from 1995 to 1996 is related to a general increase in a variety of expenses plus a one time $8,000 charge in 1996 for the 1995 workers compensation audit.




As of June 30, 1996, the Partnership had cash of approximately $2,086,000 representing undistributed cash flow, undistributed return of capital from the sale of properties, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $145,000.

Coachlite mobile home park, located in Green Lake, Wisconsin, was sold May 31, 1996 to an unrelated third party for $160,000. This sale resulted in $140,000 net cash available for return of capital distribution and a book loss on sale of $17,591.

The warehouse property located in Fond du lac, Wisconsin was sold on June 28, 1996 to the current tenant of the property. The sale price of $1,600,000 resulted in net cash available for distribution of $1,440,000. A book gain on sale of $390,530 was recognized.

The total amount available to distribute of $1,600,000 as a return of capital resulting from the above mentioned sales will be distributed in August, 1996.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $78,800 to cash flow in the first half of 1996 compared to $76,000 in the first half of 1995. As sales volume continues to increase at this restaurant, it should continue to be a large contributor to overall partnership cash flow. A 4% price increase will also be instituted after Labor Day, 1996 to help cover rising food and labor costs. This should also have a positive impact on cash flow.

Results of Operations:

Gross rental revenues for the six months ended June 30 were $490,679 in 1996 versus $483,258 in 1995. Operating expenses, excluding restaurant operations, from rental properties for the six months ended June 30 were $219,289 in 1996 and $194,204 in 1995. Operating expenses rose 12% from 1995 to 1996. A large part of this increase is due to an $8,000 increase in insurance costs due to the payment of a large worker's compensation audit bill. This effect of this bill will even out as the year progresses.

Net Income for the six months ended June 30 was $613,539 in 1996 and $194,241 in 1995. Income is high due to the inclusion of approximately $373,000 of net gain on sale of properties.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin continues to perform well. Revenues of $294,993 generated $50,395 of net income for the partnership during the first half of 1996 compared to revenues of $276,729 and net income of $52,200 for the first half of 1995. The decrease in net income is a primarily a result of the worker's compensation insurance audit bill mentioned above, $5,000 of which impacted the Rocky's restaurant.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the six months ended June 30, 1996 and calendar year 1995:
                                   6 Months       Calendar
                                 ended June         Year
                                   30, 1996         1995
                                 -----------      --------
     1.   Forest Junction             93%            97%
     2.   Coachlite                   N/A            92%
     3.   Cloverleaf                  89%            89%
     4.   Shamrock                    97%            93%


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


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  August 9, 1996                  Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner

                                       Christine Kennedy
                                       --------------------------
                                       Christine Kennedy
                                       Controller