Form 10-Q
period 1996-09-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1996-11-13
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                        September 30, 1996
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
  Balance Sheets at September 30, 1996 and Decmeber 31, 1995
                                        UNAUDITED      AUDITED
                                      SEPTEMBER 30,  DECEMBER 31,
         ASSETS                            1996           1995
-------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,477,554 and $1,942,969,
respectively)                            4,117,137      5,582,217

CASH AND CASH EQUIVALENTS                  450,405        502,133

RENT AND OTHER RECEIVABLES                  13,647          1,266

OTHER ASSETS                                 3,017          5,166

NOTES RECEIVABLE (net of allowance of
$60,387 and $60,711, respectively)           3,000         13,000

DEFERRED CHARGES (net of allowance of
$8,625 and $6,750, respectively)             6,375          7,500
                                        ----------     ----------

TOTAL ASSETS                             4,593,581      6,111,282
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       91,142        186,830

TENANT SECURITY DEPOSITS                    55,833         69,871
                                        ----------     ----------
TOTAL LIABILITIES                          146,975        256,701

LIMITED PARTNERS' CAPITAL                4,403,914      5,815,162
GENERAL PARTNERS' CAPITAL                   42,692         39,419
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  4,446,606      5,854,581
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,593,581      6,111,282
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
For three months and nine months ended September 30, 1996 and 1995

                                  UNAUDITED
                     3 MONTHS   9 MONTHS   3 MONTHS  9 MONTHS
                       ended     ended      ended     ended
                    SEPT. 30,  SEPT. 30,  SEPT. 30, SEPT. 30,
                       1996       1996       1995      1995
                     --------   --------   --------  --------
REVENUE:
 Rental income         184,530    675,209   242,203   725,462
 Restaurant sales      160,604    455,597   173,030   449,759
 Gain on sale           (4,188)   368,751         0         0
 Interest and other
   income               24,872     54,310    14,990    33,319
                      --------   --------  --------  --------
                       365,818  1,553,867   430,223 1,208,540

EXPENSES:
 Operating and
  administrative        90,270    300,809    95,815   280,520
 Restaurant operating
  expenses             124,431    349,372   119,255   329,279
 Management fees        11,145     39,877    11,160    33,480
 Depreciation and
   amortization         39,770    150,068    58,317   225,345
                       --------   -------- --------  --------
                       265,616    840,126   284,547   868,624
                      --------   --------  --------  --------
NET INCOME             100,202    713,741   145,676   339,916
                      ========   ========  ========  ========




   The accompanying notes are an integral part of these statements.







                                  I-2

                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the nine months ended September 30, 1996 and
                    for the year ended December 31, 1995

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1995       35,248     6,044,389    6,079,637
                           ----------     ----------   ----------
NET INCOME (LOSS)               4,171       412,883     $417,054

CASH DISTRIBUTIONS                  0      (642,110)   ($642,110)
                           ----------    ----------   ----------

BALANCE, December 31, 1995     39,419     5,815,162    5,854,581
                           ----------    ----------   ----------

NET INCOME                      3,273       710,468      713,741

CASH DISTRIBUTIONS                  0    (2,121,716)  (2,121,717)
                           ----------     ----------   ----------

BALANCE, September 30, 1996    42,692     4,403,914    4,446,606
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                                  I-3



                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                       Statements of Cash Flows
        For the nine months ended September 30, 1996 and 1995

                                              UNAUDITED
                                  SEPTEMBER 30,     SEPTEMBER 30,
                                      1996              1995
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    713,741             339,916
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense           150,068             225,345
Gain on sale of assets              (368,751)                  0
Change in assets and liabilities:
     Accounts receivable             (12,381)              3,150
     Notes receivable                 10,000               3,000
     Other assets                      2,149                 396
     Accounts payable and
      accrued expenses               (95,687)              6,532
     Tenants' security deposits      (14,038)              4,373
                                   ----------           ----------
Net Cash provided by
 operating activities:               385,101             582,712

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Net proceeds from
     sale of assets                1,684,888                   0
  Acquisitions of and additions to
   investment properties                   0              (9,673)
                                  ----------           ----------
  Net Cash used in
  investing activities             1,684,888              (9,673)
                                  ----------           ----------







                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid          (2,121,717)           (468,206)
                                  ----------          ----------
Net cash provided by (used
in) financing activities          (2,121,717)           (468,206)
                                  ----------          ----------
Net increase (decrease)
 in cash                             (51,728)            104,833

Cash at beginning of period          502,133             415,471
                                  ----------          ----------
Cash at end of period                450,405             520,304
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

Net cash flow provided by operating activities for the nine months ended September 30 was $385,101 in 1996 and $582,712 in 1995. Cash flow from operating activities was negatively impacted in 1996 by an $83,000 decrease in accrued expenses and security deposits. This decrease was the result of the pay off of real estate tax escrows and refund of security deposits resulting from the sale of two properties in the second quarter. These amounts did not directly impact cash on hand as they were taken as a credit against the amount due the Partnership by the buyer on the closing statements of the properties sold. By increasing the cash flow from operating activities by the $83,000 in liability reductions, actual cash flow from operations is approximately $468,100.

The 19% reduction in actual cash flow from 1995 to 1996 is primarily a result of the loss of income from the two properties that were sold. Cash flow from the warehouse that was sold has resulted in a reduction of $50,000 along with about $5,000 from the sale of the mobile home park.
                              I-7
Cash flow was negatively impacted by a one time $8,000 charge in 1996 for the 1995 workers compensation audit. Insurance premiums are also $8,000 higher this year than last. Repair expense is up over $9,000 from the prior year due to some major electrical and plumbing repairs at the mobile home parks. Cash flow from the restaurant operations is $12,000 lower than the prior year; the explantions for this change are listed in the following paragraph. An overall increase in a variety of operating expenses accounts for the rest of the decreased cash flow.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $108,133 to cash flow in the period ending September 30, 1996 compared to $120,564 for the first nine months of 1995. The primary reason for the decreased cash flow is related to two different insurance costs:

    1. A $7,600 increase in business insurance premiums has occurred, $5,000 of which is due to the worker's compensation premium audit from 1995.

    2. Health insurance premiums have also increased by $3,400 as more of the eligible management employees have chosen to be added to the coverage offered.

As sales volume continues to increase at this restaurant, it should continue to be a large contributor to overall partnership cash flow. A 4% price increase was instituted after Labor Day, 1996 to help cover rising food and labor costs. This should also have a positive impact on cash flow.

As of September 30, 1996, the Partnership had cash of approximately $450,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $147,000.

Coachlite mobile home park, located in Green Lake, Wisconsin, was sold May 31, 1996 to an unrelated third party for $160,000. This sale resulted in $140,000 net cash available for return of capital distribution and a book loss on sale of $17,591.

The warehouse property located in Fond du lac, Wisconsin was sold on June 28, 1996 to the current tenant of the property. The sale price of $1,550,000 resulted in net cash available for distribution of $1,460,000. A book gain on sale of $390,530 was recognized.

The total amount available to distribute of $1,600,000 as a return of capital resulting from the above mentioned sales was distributed in August, 1996.






                                I-8

Results of Operations:

Gross rental revenues for the nine months ended September 30 were $675,209 in 1996 versus $725,462 in 1995. Operating expenses, excluding restaurant operations, from rental properties for the nine months ended September 30 were $300,809 in 1996 and $280,520 in 1995. The decrease in rental revenues is due to the sale of the two properties. We will continue to see this variance for the next year. The 7% increase in operating expenses were discussed above in the Liquidity and Capital Resources sections.

Net Income for the nine months ended September 30 was $713,741 in 1996 and $339,916 in 1995. Income is high due to the inclusion of approximately $369,000 of net gain on sale of properties.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin continues to perform well. Revenues of $455,597 generated $77,167 of net income for the partnership during the nine months ended September 30, 1996 compared to revenues of $449,759 and net income of $89,753 for the same period of 1995. The decrease in net income is a primarily a result of the worker's compensation insurance audit bill mentioned above, $5,000 of which impacted the Rocky's restaurant.


The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the nine months ended September 30, 1996 and calendar year 1995:
                                   9 Months       Calendar
                                ended September     Year
                                   30, 1996         1995
                                 -----------      --------
     1.   Forest Junction             91%            97%
     2.   Coachlite                   N/A            92%
     3.   Cloverleaf                  90%            89%
     4.   Shamrock                    97%            93%













                                I-9


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





































                                  I-10


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  November 12, 1996               Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner

                                       Christine Kennedy
                                       --------------------------
                                       Christine Kennedy
                                       Controller