Form 10-K
period 1996-12-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1997-04-07
CIK 768825

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           For the fiscal year ended
                               December 31, 1996
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            Commission File Number
                                    0-15677
                                    -------

                 RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

          Wisconsin                              39-1546907
-------------------------------      ------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization           Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                              53186
-------------------------------       -----------------------------
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

                                1996 FORM 10-K
                               TABLE OF CONTENTS
                               -----------------

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

The Registrant originally acquired fifteen real property investments, utilizing the net offering proceeds available for investment. The Registrant sold five of the original properties during 1993, one commercial property during 1994, and two commercial properties in 1996.

Provided below is certain financial information for the three years covered by this report:
                       Mobile Home Parks      Commercial Properties
                       -----------------      ---------------------
                     1996    1995    1994      1996    1995    1994
                     ----    ----    ----      ----    ----    ----
Gross rental
  revenues(000's)    $585    $597    $586      $276    $371    $366

Revenues from
  restaurant(000's)  $---    $---    $---      $587    $578    $163

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

The Partnership itself employs individual on-site managers and maintenance personnel in the three mobile home parks it owns, as well as personnel to run the partnership-operated restaurant. As of March 28, 1997 the Partnership employed 25, twenty of which are employed by the restaurant. These individuals are directed and managed by personnel of First Financial Realty Management (FFRM).

Item 2.  PROPERTIES

As of March 28, 1997, the Registrant owned the following properties:

Property Name                       Approximate Size
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

All of the properties were unencumbered as of March 28, 1997.




Leases on Investment Properties:

At December 31, 1996, the Partnership had three (3) restaurant properties available for lease, all of which are occupied. The restaurant properties are generally leased under 10-20 year lease terms with two five-year options to renew the leases at the end of the original term. Rent, which is payable monthly, is equal to the greater of a percentage of gross sales or a minimum base rental stated in the lease.

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

The partnership also operates three (3) mobile home parks. As of December 31, 1996 approximately 89% of the spaces were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

MATERIAL PROPERTIES
-------------------
Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                           Occupancy Rate
                                 ---------------------------------

                                 1996   1995   1994   1993    1992
                                 ----   ----   ----   ----    ----
Cloverleaf MHP                    88%    89%    91%    93%     93%
Forest Junction MHP               90%    97%    98%    100%    99%

The following is a listing of the average annual per unit rental rates for the two larger mobile home parks during each of the last five years:
                                    Annual Per Unit Rental Rate
                                 ---------------------------------
      Mobile Home Park           1996   1995   1994   1993    1992
      ----------------           ----   ----   ----   ----    ----
      Cloverleaf               $2,467  2,401  2,288  2,270   2,176
      Forest Junction          $1,776  1,668  1,610  1,554   1,558

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-14 of this report. Depreciation information on all properties is as follows:

     Type of Asset        Rate      Method      Depreciable Life
     -------------        ----      ------      ----------------

     Land Improvements     SL        ACRS         15/19/20 Year
     Building              SL        ACRS       19/31.5/39/40 Year
     Equipment            DDB     ACRS/MACRS       5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                    1996         1995        1994
                                    ----         ----        ----
Cloverleaf MHP
     Tax rate (per 1,000)         .032333      .029511     .027649
     Real estate taxes            $35,178       34,286      29,951
Forest Junction MHP
     Tax rate (per 1,000)         .033311      .035714     .0313714
     Real estate taxes            $11,762       13,493      13,285

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.



















































                          PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a) & (b)   As of December 31, 1996, there were approximately 2,000
            record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

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

Item 6.  SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31,
         1996, 1995, 1994, 1993 AND 1992

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/96   12/31/95   12/31/94   12/31/93   12/31/92
              --------- ---------- ---------- ---------- ----------
Total
 Revenues   $1,817,357 $1,546,286 $1,115,256 $1,830,302 $1,408,019

Net Income
   (Loss)      785,968    417,054   (120,028)   913,991    504,470

Total Assets 4,509,092  6,111,282  6,308,733  8,633,811 10,069,257

Long Term
   Obligations       0          0          0          0          0

Distributions to Limited
   Partners  2,269,622    642,110  2,203,638  2,292,503    857,814

Per Interest Data (1):
   Net Income (Loss)
                 56.69      30.08      (8.66)     65.93      36.39

   Distributions 165.36     46.78     160.56     167.03      62.50

   Gain (Loss) on Sale of
   Investment Property
                  26.87         0     (19.65)     39.31          0



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

Net cash flow provided by operating activities was $503,000 in 1996, $738,000 in 1995, and $525,000 in 1994, primarily from earnings and depreciation (amortization), net of increases in receivables. In addition, the Partnership generated $1,685,000 of cash flow in 1996 due to the sale of a commercial warehouse and a mobile home park.

As of December 31, 1996, the Partnership had cash of approximately $383,000 representing undistributed cash flow, working capital and tenants' security deposits. Current liabilities amounted to approximately $138,000.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $56,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1997. The Partnership expects to meet all of its obligations as they come due.

Results of Operations:

Gross rental revenues varied from $862,000 in 1996 versus $968,000 in 1995 and $952,000 in 1994. The decrease in 1996 was due to the sale of one of the commercial properties and one of the mobile home parks in 1996.

Total operating expenses, exclusive of restaurant operations and loss on sales of property, were $628,000 in 1996, $724,000 in 1995, and $823,000 in 1994. The decrease between 1996 and 1995 was primarily a result of the sale of the warehouse property and one of the mobile home parks during 1996 and a decrease in administrative costs.

In September, 1994 the Partnership opened a previously vacant restaurant as a Rocky Rococo. During 1996, 1995 and 1994, the restaurant had revenue of $587,000, $578,000 and $163,000 respectively and expenses of $466,000, $447,000 and $180,000, respectively. Due to start up costs, the restaurant had unusually high expenses in 1994. The restaurant had approximately $121,000 and $137,000 of annual cash flow in 1996 and 1995 respectively, and that is expected to improve in the future.

Interest and other income was $62,000 in 1996, $41,000 in 1995, and $40,000 in 1994.

Net income (loss) was $786,000 in 1996, $417,000 in 1995, and
($120,000) in 1994. The large amount of net income in 1996 is a result of the gains on the sales of the commercial property and mobile home park. The loss incurred in 1994 is a result of the large loss on the sale of the commercial property and from start up costs incurred due to the opening of the restaurant which is operated by the Partnership. The decrease is also a result of loss of income from properties sold in 1993 and 1994.

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

    a.  None.

    b.  None.





































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

The names, ages and business experience of the executive officers and the significant employee of First Financial Realty Management are as follows:

                                          Position with RAL Asset
                                          -----------------------
Name                                      Management Group
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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 55, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 55, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients.
Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 51, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is also associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 64, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head
Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who make significant contributions to the business of the Partnership:

Douglas C. Heston, age 43, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of December 31, 1996.

(b) As of December 31, 1996, the following General Partners owned or had beneficial ownership of the following Interests in the
      Partnership:

Title of Class          Name of Partner          Percent of Class
--------------          ---------------          ----------------
General Partnership     Robert A. Long                46.73%
Interests               John A. Hanson                22.14
                        Thomas R. Brophy              19.68
                        Bart Starr                    11.45
                                                     ------
                                                     100.00
                                                     =======

As of December 31, 1996, the General Partners owned, as a group, the following Limited Partnership Interests of the Registrant:
Title of Class    Amount Beneficially Owned        Percent of Class
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

Real estate commissions payable to       The total compensation
RAL Asset Management Group or other      paid all persons for the
related party on sale of Partnership     sale of properties is
properties.                              limited to 6% of the
                                         contract price.  An
                                         affiliate may receive
                                         up to one-half of such
                                         compensation, where it
                                         provides brokerage
                                         services, subject to
                                         certain limitations based
                                         on a minimum return to
                                         limited partners.  During
                                         1996, a commission of
                                         $9,600 was paid to First
                                         Financial Realty Manage-
                                         ment on the sale of the
                                         mobile home park.
















































                                          PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   (1 and 2) See Index to Financial Statements and Financial
Statement Schedule on Page F-1.

(b)   Reports on Form 8-K
      None.

(c)   Exhibits
      See Exhibit 27

(d)   Financial Statement Schedule
See Index to Financial Statements and Financial Statement
Schedule on Page F-1.




































                    RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                          (A Wisconsin Limited Partnership)

                           INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULE

                    COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS
                                     Item 14(a)


Reference

---------
Report of Independent Accountants                           F-2

Balance Sheets at December 31, 1996 and 1995                F-3

Statements of Income for the years ended
December 31, 1996, 1995 and 1994                            F-4

Statements of Partners' Equity for the
years ended December 31, 1996, 1995 and 1994                F-5

Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                            F-6

Notes to Financial Statements                           F-7 to F-12

Financial Statement Schedule:  III - Real Estate
and Accumulated Depreciation                           F-13 to F-17


Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.















                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

January 14, 1997


To the Partners of
RAL Yield + Equities III Limited Partnership

We have audited the accompanying Balance Sheets of RAL Yield + Equities III Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1996 and 1995, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield + Equities III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin




                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                              Balance Sheets
                              --------------
                            As of December 31,
        ASSETS                             1996         1995
        ------                          ---------    ---------
Income-Producing Properties - Notes #1, #3, #4 and #5
---------------------------
  Buildings and land improvements        4,296,640    6,093,655
  Equipment                                 99,777      102,223
                                          ---------    ---------
                                         4,396,417    6,195,878
  Less:  Accumulated depreciation        1,517,554    1,942,969
                                         ---------    ---------
                                         2,878,863    4,252,909
  Land                                   1,235,900    1,329,308
                                         ---------    ---------
    Total Income-Producing Properties    4,114,763    5,582,217
                                         ---------    ---------

Other
-----
  Cash and cash equivalents - Note #1      383,182      502,133
  Rent and other receivables - Note #1       1,820        1,266
  Note receivable - Notes #1 and #5            -         13,000
  Prepaid expenses                           3,327        5,166
  Deferred charges - Note #1                 6,000        7,500
                                          --------     --------
    Total Other                            394,329      529,065
                                          --------     --------
     Total Assets                        4,509,092    6,111,282
                                         =========    =========



     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
-----------
  Accounts payable and accrued expenses    74,711      180,460
  Tenants' security deposits               56,495       69,871
  Prepaid rent                              6,959        6,370
                                         ---------    ---------
    Total Liabilities                     138,165      256,701
                                         ---------    ---------



Partners' Equity
----------------
  General partners                         47,279       39,419
  Limited partners                      4,323,648    5,815,162
                                        ---------    ---------
    Total Partners' Equity              4,370,927    5,854,581
                                        ---------    ---------
     Total Liabilities and
        Partners' Equity                4,509,092    6,111,282
                                        =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             Statements of Income
                             --------------------
                      For the years ended December 31,
                                     1996      1995       1994
                                  ---------  ---------  ---------
Revenues
--------
  Rental income                     861,700    967,946     952,358
  Restaurant income                 586,906    578,340     162,898
  Gain on sales of
    investment properties           368,751       -           -
                                  ---------  ---------   ---------
    Total Revenues                1,817,357  1,546,286   1,115,256
                                  ---------  ---------   ---------
Expenses
--------
  Property management fees           50,566     56,848      47,754
  Administrative expenses           121,556    126,773     178,735
  Property operating expenses       263,451    257,468     260,655
  Amortization and depreciation     190,443    280,647     333,736
  Loss on sale of
    investment properties              -          -        272,360
  Restaurant operating expenses     465,610    446,595     180,076
  Other                               1,889      1,983       1,838
                                   ---------  ---------   ---------
    Total Expenses                1,093,515  1,170,314   1,275,154
                                   ---------  ---------   ---------
     Income (Loss) Before
         Other Income               723,842    375,972    (159,898)
                                   ---------  ---------   ---------
Other Income (Expense)
----------------------
  Interest                           36,281     24,087      23,798
  Miscellaneous                      25,845     18,820      16,072
  Loss on sale of fixed assets         -        (1,825)       -
                                  ---------  ---------   ---------
    Total Other Income               62,126     41,082      39,870
                                  ---------  ---------   ---------
      Net Income (Loss)             785,968    417,054    (120,028)
                                  =========  =========   =========
Net income (loss) per limited
  partner interest                    56.69      30.08       (8.66)
                                  =========  =========   =========

Allocation of Income (Loss)
  Limited partners                  778,108    412,883    (118,828)
  General partners                    7,860      4,171      (1,200)
                                  ---------  ---------   ---------
                                    785,968    417,054    (120,028)
                                   =========  =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                        Statements of Partners' Equity
                        ------------------------------
                        For the years ended December 31,


               Limited  General    1996        1995        1994
               Partners Partners   Total       Total       Total
             ---------- ------- ----------  ----------  ----------
Capital contributions:
  Contributed cash
             13,725,000  1,000  13,726,000  13,726,000  13,726,000
  Less: Syndication
     costs    1,232,840   -      1,232,840   1,232,840   1,232,840
             ---------- ------  ----------  ----------  ----------

  Net contri-
     butions 12,492,160  1,000  12,493,160  12,493,160  12,493,160
             ---------- ------  ----------  ----------  ----------

Accumulated income:
  Balance, begin-
     ning     4,566,777 38,419   4,605,196   4,188,142   4,308,170
  Current net income
     (loss)     778,108  7,860     785,968     417,054    (120,028)
             ---------- ------  ----------  ----------  ----------

  Balance,
     ending   5,344,885 46,279   5,391,164   4,605,196   4,188,142
             ---------- ------  ----------  ----------  ----------

Accumulated distributions:
  Balance, beginning
            (11,243,775)  -    (11,243,775)(10,601,665) (8,398,027)
  Current distributions
             (2,269,622)  -     (2,269,622)   (642,110) (2,203,638)
              ---------- ------  ----------  ----------  ----------

Balance,
   ending   (13,513,397)  -    (13,513,397)(11,243,775)(10,601,665)
             ---------- ------  ----------  ----------  ----------

Total Partners'
   Equity     4,323,648 47,279   4,370,927   5,854,581   6,079,637
             ========== ======  ==========  ==========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                          Statements of Cash Flows
                          ------------------------
                      For the years ended December 31,

                                    Cash Increase or (Decrease)
                                  --------------------------------
                                     1996      1995        1994
                                   -------   ---------   ---------
Cash Flows From Operating Activities
------------------------------------
  Net income (loss)                785,968     417,054    (120,028)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:

    Amortization and depreciation  190,443     280,647     333,736
    (Gain) loss on sale of
      investment properties       (368,751)       -        272,360
    Loss on sale of fixed assets      -          1,825        -
    Addition (reduction) to reserve for
      doubtful accounts               (363)     (6,843)     44,439

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net 12,809      19,813        (830)
    Prepaid expenses                 1,839      (2,079)     (3,087)

  Increase (decrease) in
  ----------------------
    Accounts payable and accrued
       expenses                   (105,749)     17,334      (5,300)
    Tenants' security deposits     (13,376)      5,563       3,527
    Prepaid rent                       589       4,708         361
                                   -------   ---------   ---------
 Net Cash Provided by
    Operating Activities           503,409     738,022     525,178
                                   -------   ---------   ---------

Cash Flows From Investing Activities
------------------------------------
  Additions to income-
     producing properties          (37,626)     (9,675)   (139,659)
  Proceeds from sale of income-
    producing properties         1,684,888        -        200,100
  Proceeds from sale of fixed assets  -            425         -
                                 ----------   ---------   ---------
     Net Cash Provided (Used) by
       Investing Activities      1,647,262      (9,250)      60,441
                                 ----------   ---------   ---------


Cash Flows From Financing Activities
------------------------------------
  Distributions to partners     (2,269,622)   (642,110) (2,203,638)
                                 ---------    --------   ---------
    Net (Decrease) Increase in Cash
                                  (118,951)     86,662  (1,618,019)

    Cash and cash equivalents -
       Beginning of Year           502,133     415,471   2,033,490
                                  --------   ---------   ---------
    Cash and cash equivalents -
       End of Year                 383,182     502,133     415,471
                                  ========   =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

      RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
              Notes to Financial Statements
              -----------------------------
   For the years ended December 31, 1996, 1995 and 1994

Note #1  Nature of Business and Summary of Significant Accounting
-------  --------------------------------------------------------
         Policies
         --------
A.  Nature of Business
    ------------------
RAL Yield + Equities III Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. Currently, the Partnership owns seven properties. It operates three mobile home parks and one restaurant. It also leases three commercial properties to restaurant franchisors. These properties are located primarily in southeastern Wisconsin. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

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

                              F-7
For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, building and land improvements are depreciated using the straight-line method while equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:


                                       Depreciable Lives
                                 -----------------------------
                                   Financial        Income Tax
                                   Reporting         Reporting
                                   ---------       -------------
              Land improvements     30 years         15-31.5 years
              Buildings             30 years         15-39.0 years
              Equipment             5-7 years        3-7 years

D.  Allowance for Doubtful Accounts
    -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, an allowance for doubtful accounts of $60,427 and $60,790 was necessary as of December 31, 1996 and 1995, respectively.

E.  Deferred Charges
    ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement and have been fully amortized. Commission fees incurred to lease the properties have been deferred and amortized over the respective lease term.

         Deferred charges consist of the following at December 31,

                                             1996         1995
                                            ------       ------
         Lease commissions                   15,000       15,000

         Less:  Accumulated amortization      9,000        7,500
                                             ------       ------
                                              6,000        7,500
                                             ======       ======

F.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

G.  Income Taxes
    ------------
No income taxes will be payable or provided for by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, an individual partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro rata basis which considers the number of days in the year during which their respective interests were held.

The Partnership files its income tax return on the accrual basis of accounting.  The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns:
                                      1996      1995        1994
                                     -------   -------     -------
Net income (loss) per Statements
   of Income                        785,968    417,054   (120,028)
Book bad debt reserve in excess of
 tax bad debt reserve                  -           157     44,084
Book loss on sale of investment
 properties in excess of tax loss      -          -        30,460
Tax gain on sale of investment
 properties in excess of book       194,675       -          -
Other book/tax differences (principally
 depreciation and amortization)     (79,282)   (95,606)   (62,206)
                                    -------    -------    -------

Net income (loss) for tax purposes  901,361    321,605   (107,690)
                                    =======    =======    =======

H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposits with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $273,082 and $359,307 for the years ended December 31, 1996 and 1995, respectively.

Note #2  General Provision of the Limited Partnership Agreement
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

Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                                1996         1995
                                              ---------   ---------
  Mobile home parks (three in 1996
   and four in 1995)                         2,856,865    3,068,074
  Restaurant properties
     (four in 1995 and 1994)                 2,775,452    2,758,372
  Warehouse building (sold in 1996)               -       1,698,740
                                             ---------    ---------
                                             5,632,317    7,525,186
  Less:  Accumulated depreciation            1,517,554    1,942,969
                                             ---------    ---------
                                             4,114,763    5,582,217
                                             =========    =========

During 1994, the Partnership recorded a loss on the sale of one restaurant in the amount of $272,360.
                              F-10
During 1996, the Partnership recorded a gain on the sale of one mobile home park and the warehouse building in the amount of $368,751.

Note #4  Leases of Income-Producing Properties
-------  -------------------------------------
At December 31, 1996, the Partnership owned three restaurant properties, all of which are currently leased. The fourth restaurant property is operated by the Partnership. The restaurant properties are generally leased under fourteen to twenty year lease terms with two five-year options to renew the leases at the end of the original term. Rent, which is payable monthly, is equal to the greater of a percentage of gross sales or a minimum base rental stated in the lease.

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

The approximate minimum annual rental commitments under long-term lease agreements in effect at December 31, 1996 are as follows:


                        1997                   165,000
                        1998                   174,000
                        1999                   177,000
                        2000                   166,000
                        2001                   154,000
                        After 2001             195,000
                                             ---------
                                             1,031,000
                                             =========

The Partnership also operates three mobile home parks which have a total of 284 rental spaces. As of December 31, 1996 and 1995, a total of 253 and 286 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $585,000, $597,000 and $586,000 in 1996, 1995 and 1994, respectively.







Note #5  Notes Receivable
-------  ----------------

Des Moines, Iowa Property
-------------------------

In 1989, the Partnership received a $53,439 promissory note from the Dannig Corporation, an unrelated entity, for past due rent of a restaurant property. The terms of the note required monthly interest payments at 10%, with the unpaid principal and interest due July 31, 1992. An official of the Dannig Corporation personally guaranteed the note with his 38 shares in Pizza Slices, Inc., the officers of which are general partners in the Partnership. Subsequently, the Dannig Corporation filed bankruptcy. Independent of the bankruptcy, the officer sold his shares to the officers of Pizza Slices, Inc., who had tendered an offer to purchase all outstanding corporate shares. Upon notification by the Partnership of its rights in those shares purchased, subsequent payments for the shares were sent directly to the Partnership by the officers. Payments received in 1996 on this note of $4,807 were for interest only. As of December 31, 1996, the outstanding principal of $44,439 and interest of $15,988 had been fully reserved for, due to the uncertainty of collection.




























RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                   December 31, 1996
Col. A               Col. B    Col. C                  Col. D
-------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Description           brances    Land    Improvements
Improvements(b)
--------------------  ------- ---------- ------------ -------------
Rocky Rococo Rest.
Milwaukee, WI           (a)     $300,000    $382,632    $179,923
Pizza Hut Restaurant
 Minnetonka, MN         (a)      196,400     485,358       2,740
Forest Junction MHP
 Town of Brillon, WI    (a)       99,500     390,179     133,787
Vacant Restaurant
 Des Moines, IA         (a)      225,000     332,080    (557,080)
Vacant Restaurant
 West Des Moines, IA    (a)      245,000     399,600    (644,600)
Net Lease Warehouse
 Fond du Lac, WI        (a)       73,600   1,589,475  (1,663,075)
Pizza Hut Restaurant
 Normal, IL             (a)      260,000     362,900           0
Hardee's Restaurant
 Chaska, MN             (a)      200,000     372,860    (572,860)
Wendy's Restaurant
 Waukesha, WI           (a)      180,000     425,499           0
Coach Lite MHP
 Green Lake, WI         (a)       30,000     208,629    (238,629)
Village Terrace MHP
 Johnson Creek, WI      (a)      100,000   1,010,133  (1,110,133)
Shamrock MHP
 Albany, MN             (a)       20,000     187,500      23,854
Cloverleaf MHP
 St. Cloud, MN          (a)      180,000   1,686,339     135,706
Hardee's Restaurant
 Eagan, MN              (a)      221,620     386,000    (607,620)
Hardee's Restaurant
 Coon Rapids, MN        (a)      209,010     304,418    (513,428)
                               ----------  ----------  ----------

Total                          2,540,130   8,523,602  (5,431,415)
                               =========   =========   =========

RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                    December 31, 1996
Col. A                               Col. E
---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)       Total
---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
 Milwaukee, WI         $300,000        $562,555        $862,555
Pizza Hut Restaurant
 Minnetonka, MN         196,400         488,098         684,498
Forest Junction MHP
 Town of Brillon, WI     99,500         523,966         623,466
Vacant Restaurant
 Des Moines, IA               0               0               0
Vacant Restaurant
 West Des Moines, IA          0               0               0
Net Lease Warehouse
 Fond du Lac, WI              0               0               0
Pizza Hut Restaurant
 Normal, IL             260,000         362,900         622,900
Hardee's Restaurant
 Chaska, MN                   0               0               0
Wendy's Restaurant
 Waukesha, WI           180,000         425,499         605,499
Coach Lite MHP
 Green Lake, WI               0               0               0
Village Terrace MHP
 Johnson Creek, WI            0               0               0
Shamrock MHP
 Albany, MN              20,000         211,354         231,354
Cloverleaf MHP
 St. Cloud, MN          180,000       1,822,045       2,002,045
Hardee's Restaurant
 Eagan, MN                    0               0               0
Hardee's Restaurant
 Coon Rapids, MN              0               0               0

                      ---------       ----------      ---------
Total                 1,235,900       4,396,417       5,632,317
                      =========       ==========      ==========

RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                December 31, 1996
Col. A                Col. F       Col. G       Col. H      Col. I
-----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                   Accumulated                   Date     Life per
                   Depreciation    Date of    Acquired by  Income
Description        (Book basis)  Construction Partnership Statement
-----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
 Milwaukee, WI       $188,060      1985         11/01/85      (d)
Pizza Hut Restaurant
 Minnetonka, MN       183,037      1985         10/28/85      (d)
Forest Junction MHP
 Town of Brillon, WI  192,396       VAR         12/10/85      (d)
Vacant Restaurant
 Des Moines, IA             0      1985         02/04/86      (d)
Vacant Restaurant
 West Des Moines, IA        0      1985         03/05/86      (d)
Net Lease Warehouse
 Fond du Lac, WI            0      1978         05/12/86      (d)
Pizza Hut Restaurant
 Normal, IL           127,017      1985         07/31/86      (d)
Hardee's Restaurant
 Chaska, MN                 0      1984         08/01/86      (d)
Wendy's Restaurant
 Waukesha, WI         146,559      1986         09/05/86      (d)
Coach Lite MHP
 Green Lake, WI             0       VAR         10/24/86      (d)
Village Terrace MHP
 Johnson Creek, WI          0       VAR         11/12/86      (d)
Shamrock MHP
 Albany, MN            66,983       VAR         11/20/86      (d)
Cloverleaf MHP
 St. Cloud, MN        613,502       VAR         11/20/86      (d)
Hardee's Restaurant
 Eagan, MN                  0      1984         02/12/87      (d)
Hardee's Restaurant
 Coon Rapids, MN            0      1983         02/12/87      (d)

                    ---------
Total               1,517,554
                    =========


                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1996.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Tax purposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposed        Purposes
                                          ---------       --------
     Buildings and Improvements               30           15-40
     Personal Property                       5-15           5-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1994                      $7,945,919

        Acquisitions                                         0
        Improvements                                   139,659
        Cost of investment property sold              (566,718)
                                                    ----------
    Balance at December 31, 1994                     7,518,860

        Acquisitions                                         0
        Improvements                                     9,675
        Cost of investment property sold                (3,349)
                                                    ----------
    Balance at December 31, 1995                     7,525,186

        Acquisitions                                         0
        Improvements                                    37,626
        Cost of investment property sold            (1,930,495)
                                                    ----------
    Balance at December 31, 1996                    $5,632,317
                                                    ==========

                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1994                           $1,599,478

  Depreciation expense for the period                   219,150
  Sale of investment property                           (94,260)
                                                     ----------
Balance at December 31, 1994                          1,724,368

  Depreciation expense for the period                   219,701
  Sale of investment property                            (1,100)
                                                     ----------
Balance at December 31, 1995                          1,942,969

  Depreciation expense for the period                   188,943
  Sale of investment property                          (614,358)
                                                     ----------
Balance at December 31, 1996                         $1,517,554
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


DATE:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                        Date
------------------------------------------------------------------

Robert A. Long                General Partner of RAL       03/28/97
--------------------          Yield + Equities III         -------
Robert A. Long                Limited Partnership


John A. Hanson                General Partner of RAL       03/28/97
------------------            Yield + Equities III         -------
John A. Hanson                Limited Partnership


Douglas C. Heston             President,  First Financial  03/28/97
--------------------          Realty Management            -------
Douglas C. Heston