Form 10-Q
period 1997-03-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1997-05-14
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                          March 31, 1997
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT MARCH 31, 1997 AND DECEMBER 31, 1996
                                        UNAUDITED       AUDITED
                                          MAR 31,     DECEMBER 31,
         ASSETS                            1997           1996
-------------------------------         ----------     ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,557,168 and $1,517,554,
respectively)                           $4,075,148     $4,114,763

CASH AND CASH EQUIVALENTS                  349,675        383,182

RENT AND OTHER RECEIVABLES                  12,288          1,820

OTHER ASSETS                                 2,649          3,327

NOTES RECEIVABLE (net of allowance of
$60,985 and $60,427, respectively)               0              0

DEFERRED CHARGES                             5,625          6,000
                                        ----------     ----------

TOTAL ASSETS                            $4,445,385     $4,509,092
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      $80,569        $74,711

TENANT SECURITY DEPOSITS                    57,794         56,495

PREPAID RENT                                 4,567          6,959
                                        ----------     ----------
TOTAL LIABILITIES                         $142,930        138,165

LIMITED PARTNERS' CAPITAL                4,254,382      4,323,648
GENERAL PARTNERS' CAPITAL                   48,073         47,279
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  4,302,455      4,370,927
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $4,445,385     $4,509,092
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For the three months ended March 31, 1997 and 1996

                             UNAUDITED
                     3 MONTHS        3 MONTHS
                       ended           ended
                      MAR 31,         MAR 31,
                        1997            1996
                      --------        --------
REVENUE:
 Rental income        $187,422        $247,532
 Restaurant sales      146,594         139,665
 Interest and other
   income               15,653          19,673
                      --------        --------
                      $349,669        $406,870

EXPENSES:
 Operating and
  administrative       $86,531         $92,696
 Restaurant Operating
  expenses             115,286         106,454
 Management fees        10,770          14,338
 Real estate and other
  taxes                 17,098          17,875
 Bad Debts                 559            (480)
 Depreciation and
   amortization         39,989          55,130
                      --------        --------
                      $270,233        $286,013
                      --------        --------
NET INCOME (LOSS)      $79,436        $120,857
                      ========        ========

   The accompanying notes are an integral part of these statements.









                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the three months ended March 31, 1997 and
                    for the year ended December 31, 1996

                                      UNAUDITED
                             General          Limited
                             Partners         Partners
                          (1% ownership)  (99% ownership)   Total

                          --------------  ---------------  --------
BALANCE, January 1, 1996      $39,419   $5,815,162    $5,854,581
                           ----------    ----------   ----------
NET INCOME (LOSS)               7,860      778,108      $785,968

CASH DISTRIBUTIONS                  0   (2,269,622)  ($2,269,622)
                           ----------   ----------    ----------

BALANCE, December 31, 1996    $47,279   $4,323,648    $4,370,927
                           ----------   ----------    ----------

NET INCOME                        794       78,642        79,436

CASH DISTRIBUTIONS                        (147,908)     (147,908)
                           ----------    ----------   ----------

BALANCE, March 31, 1997       $48,073   $4,254,382    $4,302,455
                           ==========    ==========   ==========

     The accompanying notes are an integral part of these statements.













                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the three months ended March 31, 1997 and 1996

                                              UNAUDITED
                                       MAR 31,           MAR 31,
                                        1997              1996
                                      ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                      $79,436            $120,857
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense               39,989              55,130
Change in assets and liabilities:
     Accounts receivable               (10,468)             (3,707)
     Notes receivable                        0               4,000
     Other assets                          678               2,134
     Accounts payable and
      accrued expenses                   5,858             (15,075)
     Tenants' security deposits          1,299               2,313
     Prepaid Rent                       (2,391)             (1,769)
                                    ----------           ----------
Net Cash provided by
 operating activities:                $114,401            $163,883

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Acquisitions of and additions to
   investment properties                    $0                  $0
                                    ----------           ----------
 Net Cash used in
  investing activities                      $0                  $0
                                    ----------          ----------










CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid             ($147,908)          ($173,906)
                                    ----------          ----------
Net cash provided by (used
in) financing activities             ($147,908)          ($173,906)
                                    ----------          ----------
Net increase (decrease)
 in cash                               (33,507)            (10,023)

Cash at beginning of period            383,182             502,133
                                    ----------           ----------
Cash at end of period                 $349,675            $492,110
                                    ==========          ==========


     The accompanying notes are an integral part of these statements.






























                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities III Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited statements will be furnished upon request. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1996. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on RAL Yield + Equities III Limited Partnership.

In the opinion of management, the unaudited financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.





























       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RAL YIELD + EQUITIES III LIMITED PARTNERSHIP (the "Partnership") is a Wisconsin Limited Partnership formed on April 29, 1985, under the Wisconsin Revised Uniform Limited Partnership Act. The Partnership was organized to acquire new and existing income-producing propert-ies. Currently held properties consist primarily of restaurants (including land and building) leased on a "triple net"lease basis (i.e. for the tenant to pay for maintenance, repairs, real estate taxes and insurance) to chain restaurants, including Hardee's, Pizza Hut, and Wendy's. The Partnership also owns and operates three mobile home communities located in Wisconsin and Minnesota. The Partnership's offering of limited partnership interests to the public pursuant to the Securities Act of 1933 raised $13,725,000, in which the above-described properties, in addition to the properties which have been sold as mentioned below, were purchased for cash. During 1993 four of the commercial properties and one of the mobile home communities were sold. In 1994 an additional commercial property was sold. During the second quarter of 1996 one mobile home park and a warehouse building were sold.

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

Net cash flow provided by operating activities for the three months ended March 31 was $114,401 in 1997 and $163,883 in 1996, primarily from earnings and depreciation (amortization).

The 30.2% reduction in actual cash flow from 1996 to 1997 is primarily a result of the loss of income from the two properties that were sold. Cash flow from the warehouse that was sold has resulted in a reduction of $50,000 along with about $3,000 from the sale of the mobile home park.

As of March 31, 1997, the Partnership had cash of approximately
$350,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $143,000.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $25,587 to cash flow in the first quarter of 1997 compared to $26,794 in the first quarter of 1996. As sales continue to increase at this restaurant, it should continue to be a large contributor to overall partnership cash flow.
                                I-7




Results of Operations:

Gross rental revenues for the three months ended March 31 were $187,422 in 1997 versus $247,532 in 1996. Operating expenses, excluding restaurant operations, from rental properties for the three months ended March 31 were $86,531 in 1997 and $92,696 in 1996. The decrease in gross rental revenues and operating expenses is primarily due to the sale of the warehouse and mobile home park in 1996.

Net Income for the three months ended March 31 was $79,436 in 1997 and $120,857 in 1996.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $148,211 generated $18,762 of net income for the partnership during the first quarter of 1997 compared to revenues of $140,431 and net income of $19,522 for the first quarter of 1996.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the three months ended March 31, 1997 and calendar year 1996:
                                   3 Months       Calendar
                                 ended Mar.         Year
                                   31, 1997         1996
                                 -----------      --------
     1.   Forest Junction             92%             90%
     2.   Cloverleaf                  88%             88%
     3.   Shamrock                   100%             98%















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


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  April 12, 1997                   Robert A. Long
                                       --------------------------
                                        Robert A. Long
                                        General Partner