Form 10-Q
period 1997-06-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1997-08-14
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                           June 30, 1997
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT JUNE 30, 1997 AND DECEMBER 31, 1996
                                        UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                            1997           1996
-------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,596,783 and $1,517,554,
respectively)                            4,035,534      4,114,763

CASH AND CASH EQUIVALENTS                  332,810        383,182

RENT AND OTHER RECEIVABLES                   5,184          1,820

OTHER ASSETS                                 2,954          3,327

NOTES RECEIVABLE (net of allowance of
$61,025 and $60,427, respectively)               0              0

DEFERRED CHARGES                             5,250          6,000
                                        ----------     ----------
TOTAL ASSETS                             4,381,732      4,509,092
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       77,434         74,711

TENANT SECURITY DEPOSITS                    59,623         56,495

PREPAID RENT                                 2,537          6,959
                                        ----------     ----------
TOTAL LIABILITIES                          139,594        138,165

LIMITED PARTNERS' CAPITAL                4,193,189      4,323,648
GENERAL PARTNERS' CAPITAL                   48,949         47,279
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  4,242,138      4,370,927
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,381,732      4,509,092
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For three months and six months ended June 30, 1997 and 1996

                                  UNAUDITED
                     3 MONTHS   6 MONTHS   3 MONTHS  6 MONTHS
                       ended     ended      ended     ended
                     JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                       1997       1997       1996      1996
                     --------   --------   --------  --------
REVENUE:
 Rental income         190,043    377,465   243,148     490,679
 Restaurant sales      153,574    300,168   155,328     294,993
 Gain on sale                0          0   372,939     372,939
 Interest and other
   income                6,549     22,202     9,764      29,439
                      --------   --------  --------   ---------
                       350,166    699,835   781,179   1,188,050

EXPENSES:
 Operating and
  administrative        97,280    196,240   106,863     210,540
 Restaurant operating
  expenses             113,430    233,944   112,072     224,941
 Management fees        11,876     22,646    14,394      28,732
 Depreciation and
   amortization         39,990     79,979    55,168     110,298
                       --------   -------- --------    --------
                       262,576    532,809   288,497     574,511
                      --------   --------  --------    --------
NET INCOME              87,590    167,026   492,682     613,539
                      ========   ========  ========    ========




   The accompanying notes are an integral part of these statements.







                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1997 and
                    for the year ended December 31, 1996

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1996       39,419     5,815,162    5,854,581
                           ----------     ----------   ----------
NET INCOME (LOSS)               7,860       778,108      785,968

CASH DISTRIBUTIONS                  0    (2,269,622)  (2,269,622)
                           ----------    ----------   ----------

BALANCE, December 31, 1996     47,279     4,323,648    4,370,927
                           ----------    ----------   ----------

NET INCOME                      1,670       165,356      167,026

CASH DISTRIBUTIONS                  0      (295,815)    (295,815)
                           ----------     ----------   ----------

BALANCE, June 30, 1997         48,949     4,193,189    4,242,138
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
           For the six months ended June 30, 1997 and 1996

                                              UNAUDITED
                                    JUNE 30,          JUNE 30,
                                      1997              1996
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    167,026             613,539
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense            79,979             110,298
Gain on sale of assets                     0            (372,939)
Change in assets and liabilities:
     Accounts receivable              (3,364)             (6,682)
     Notes receivable                      0               7,000
     Other assets                        373               2,190
     Accounts payable and
      accrued expenses                 2,723             (95,655)
     Tenants' security deposits        3,128             (15,060)
     Prepaid rent                     (4,422)                  0
                                   ----------           ----------
Net Cash provided by
 operating activities:               245,443             242,691

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Net proceeds from
     sale of assets                        0           1,689,077
                                  ----------           ----------
  Net Cash used in
  investing activities                     0           1,689,077
                                  ----------           ----------









CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid            (295,815)           (347,810)
                                  ----------          ----------
Net cash provided by (used
in) financing activities            (295,815)           (347,810)
                                  ----------          ----------
Net increase (decrease)
 in cash                             (50,372)          1,583,958

Cash at beginning of period          383,182             502,133
                                  ----------          ----------
Cash at end of period                332,810           2,086,091
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

Net cash flow provided by operating activities for the six months ended June 30 was $245,443 in 1997 and $242,691 in 1996, primarily from earnings and depreciation (amortization).

As of June 30, 1997, the Partnership had cash of approximately
$330,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $140,000.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $61,800 to cash flow in the first half of 1997 compared to $64,900 in the first half of 1996. As sales continue to increase at this restaurant, it should continue to be a large contributor to overall partnership cash flow.




Results of Operations:

Gross rental revenues for the six months ended June 30 were $377,465 in 1997 versus $490,679 in 1996. Operating expenses, excluding restaurant operations, from rental properties for the six months ended June 30 were $196,240 in 1997 and $210,540 in 1996. The decrease in gross rental revenues and operating expenses is primarily due to the sale of the warehouse and mobile home park in 1996.

Net Income for the six months ended June 30 was $167,026 in 1997 and $613,539 in 1996. The decrease in net income is primarily due to the gain recognized on the sale of the warehouse in 1996.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $301,802 generated $47,135 of net income for the partnership during the first six months of 1997 compared to revenues of $295,797 and net income of $50,395 for the first six months of 1996. The decrease in net income is due to increased labor costs.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the six months ended June 30, 1997 and calendar year 1996:
                                   6 Months       Calendar
                                 ended June         Year
                                   30, 1997         1996
                                 -----------      --------
     1.   Forest Junction             93%            90%
     2.   Cloverleaf                  90%            88%
     3.   Shamrock                    99%            98%


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


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  August 1, 1997                  Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner