Form 10-Q
period 1997-09-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1997-11-17
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                        September 30, 1997
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
  Balance Sheets at September 30, 1997 and December 31, 1996
                                        UNAUDITED      AUDITED
                                      SEPTEMBER 30,  DECEMBER 31,
         ASSETS                            1997           1996
-------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,636,586 and $1,517,554,
respectively)                            4,005,348      4,114,763

CASH AND CASH EQUIVALENTS                  285,440        383,182

RENT AND OTHER RECEIVABLES                   5,445          1,820

OTHER ASSETS                                 3,339          3,327

NOTES RECEIVABLE (net of allowance of
$61,064 and $60,427, respectively)               0              0

DEFERRED CHARGES (net of allowance of
$10,125 and $9,000, respectively)            4,875          6,000
                                        ----------     ----------

TOTAL ASSETS                             4,304,447      4,509,092
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       69,932         74,711
TENANT SECURITY DEPOSITS                    61,648         56,495
PREPAID RENT                                 2,104          6,959
                                        ----------     ----------
TOTAL LIABILITIES                          133,684        138,165

LIMITED PARTNERS' CAPITAL                4,121,048      4,323,648
GENERAL PARTNERS' CAPITAL                   49,715         47,279
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  4,170,763      4,370,927
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,304,447      4,509,092
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
For three months and nine months ended September 30, 1997 and 1996

                                  UNAUDITED
                     3 MONTHS   9 MONTHS   3 MONTHS  9 MONTHS
                       ended     ended      ended     ended
                    SEPT. 30,  SEPT. 30,  SEPT. 30, SEPT. 30,
                       1997       1997       1996      1996
                     --------   --------   --------  --------
REVENUE:
 Rental income         192,082    569,547   184,530   675,209
 Restaurant sales      166,588    466,756   160,604   455,597
 Gain on sale                0          0    (4,188)  368,751
 Interest and other
   income               14,702     36,904    24,872    54,310
                      --------   --------  --------  --------
                       373,372  1,073,207   365,818 1,553,867

EXPENSES:
 Operating and
  administrative       101,718    297,958    90,270   300,809
 Restaurant operating
  expenses             143,116    377,060   124,431   349,372
 Management fees        11,828     34,474    11,145    39,877
 Depreciation and
   amortization         40,178    120,157    39,770   150,068
                       --------   -------- --------  --------
                       296,840    829,649   265,616   840,126
                      --------   --------  --------  --------
NET INCOME              76,532    243,558   100,202   713,741
                      ========   ========  ========  ========




   The accompanying notes are an integral part of these statements.







                                  I-2

                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the nine months ended September 30, 1997 and
                    for the year ended December 31, 1996

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1996       39,419     5,815,162    5,854,581
                           ----------     ----------   ----------
NET INCOME (LOSS)               7,860       778,108      785,968

CASH DISTRIBUTIONS                  0    (2,269,622)  (2,269,622)
                           ----------    ----------   ----------

BALANCE, December 31, 1996     47,279     4,323,648    4,370,927
                           ----------    ----------   ----------

NET INCOME                      2,436       241,122      243,558

CASH DISTRIBUTIONS                  0      (443,722)    (443,722)
                           ----------     ----------   ----------

BALANCE, September 30, 1997    49,715     4,121,048    4,170,763
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                                  I-3



                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                       Statements of Cash Flows
        For the nine months ended September 30, 1997 and 1996

                                              UNAUDITED
                                  SEPTEMBER 30,     SEPTEMBER 30,
                                      1997              1996
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    243,558             713,741
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense           120,157             150,068
Gain on sale of assets                     0            (368,751)
Change in assets and liabilities:
     Accounts receivable              (3,625)            (12,381)
     Notes receivable                      0              10,000
     Other assets                        (12)              2,149
     Accounts payable and
      accrued expenses                (4,779)            (95,687)
     Tenants' security deposits        5,153             (14,038)
     Prepaid Rent                     (4,855)                  0
                                   ----------           ----------
Net Cash provided by
 operating activities:               355,597             385,101

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Net proceeds from
     sale of assets                        0           1,684,888
  Acquisitions of and additions to
   investment properties              (9,617)                  0
                                   ----------         ----------
  Net Cash used in
  investing activities                (9,617)          1,684,888
                                  -----------          ----------






                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid            (443,722)         (2,121,717)
                                  ----------          ----------
Net cash provided by (used
in) financing activities            (443,722)         (2,121,717)
                                  ----------          ----------
Net increase (decrease)
 in cash                             (97,742)            (51,728)

Cash at beginning of period          383,182             502,133
                                  ----------          ----------
Cash at end of period                285,440             450,405
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

Net cash flow provided by operating activities for the nine months ended September 30 was $355,597 in 1997 and $385,101 in 1996, primarily from earnings and depreciation (amortization).

The reduction in actual cash flow from 1996 to 1997 is primarily a result of the loss of income from the two properties that were sold in 1996.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $83,174 to cash flow in the period ending September 30, 1997 compared to $98,983 for the first nine months of 1996. The primary reasons for the decreased cash flow are increased labor and maintenance costs.

As of September 30, 1997, the Partnership had cash of approximately $285,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $134,000.

Results of Operations:

Gross rental revenues for the nine months ended September 30 were $569,547 in 1997 versus $675,209 in 1996. Operating expenses, excluding restaurant operations, from rental properties for the nine months ended September 30 were $297,958 in 1997 and $300,809 in 1996. The decrease in rental revenues is primarily due to the sale of the warehouse and mobile home park in 1996.

Net Income for the nine months ended September 30 was $243,558 in 1997 and $713,741 in 1996. The decrease in net income is primarily due to the gain recognized on the sale of the warehouse in 1996.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $469,628 generated $61,145 of net income for the partnership during the first nine months of 1997 compared to revenues of $457,505 and net income of $77,167 for the first nine months of 1996. The decrease in net income is due to increased labor and maintenance costs.


The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the nine months ended September 30, 1997 and calendar year 1996:

                                   9 Months       Calendar
                                ended September     Year
                                   30, 1997         1996
                                 -----------      --------
     1.   Forest Junction             91%            90%
     2.   Cloverleaf                  94%            88%
     3.   Shamrock                    98%            98%


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


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  November 12, 1997               Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner