Form 10-K
period 1997-12-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1998-03-30
CIK 768825

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           For the fiscal year ended
                               December 31, 1997
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
------      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                1997 FORM 10-K
                               TABLE OF CONTENTS
                               -----------------

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

Provided below is certain financial information for the three years covered by this report:
                       Mobile Home Parks      Commercial Properties
                       -----------------      ---------------------
                     1997    1996    1995      1997    1996    1995
                     ----    ----    ----      ----    ----    ----
Gross rental
  revenues(000's)    $596    $585    $597      $166    $276    $371

Revenues from
  restaurant(000's)  $---    $---    $---      $620    $587    $578

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

The Partnership itself employs individual on-site managers and maintenance personnel in the three mobile home parks it owns, as well as personnel to run the partnership-operated restaurant. As of March 27, 1998 the Partnership employed 40, thirty-four of which are employed by the restaurant. These individuals are directed and managed by personnel of First Financial Realty Management (FFRM).

Item 2.  PROPERTIES

As of March 27, 1998, the Registrant owned the following properties:

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

All of the properties were unencumbered as of March 27, 1998.





Leases on Investment Properties:

At December 31, 1997, the Partnership had three (3) restaurant properties available for lease, all of which are occupied. The restaurant properties are generally leased under 10-20 year lease terms with two five-year options to renew the leases at the end of the original term. Rent, which is payable monthly, is equal to the greater of a percentage of gross sales or a minimum base rental stated in the lease.

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

The partnership also operates three (3) mobile home parks. As of December 31, 1997 approximately 94% of the spaces were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

The following is a listing of the approximate average physical occupancy rates for the Partnership's material properties during each of the last five years:
                                           Occupancy Rate
                                 ---------------------------------

                                 1997   1996   1995   1994    1993
                                 ----   ----   ----   ----    ----
Cloverleaf MHP                    91%    88%    89%    91%     93%
Forest Junction MHP               93%    90%    97%    98%     100%

The following is a listing of the average annual per unit rental rates for the two larger mobile home parks during each of the last five years:
                                    Annual Per Unit Rental Rate
                                 ---------------------------------
      Mobile Home Park           1997   1996   1995   1994    1993
      ----------------           ----   ----   ----   ----    ----
      Cloverleaf              $2,525  2,467  2,401  2,288   2,270
      Forest Junction         $1,846  1,776  1,668  1,610   1,554

The Federal tax basis for each of the material properties is identical to the book basis as listed in Schedule III on page F-14 of this report. Depreciation information on all properties is as follows:

     Type of Asset        Rate      Method      Depreciable Life
     -------------        ----      ------      ----------------

     Land Improvements     SL        ACRS         15/19/20 Year
     Building              SL        ACRS       19/31.5/39/40 Year
     Equipment            DDB     ACRS/MACRS       5/7/12 Year

Real estate tax information for the three years covered by this report for material properties is as follows:
                                    1997         1996        1995
                                    ----         ----        ----
Cloverleaf MHP
     Tax rate (per 1,000)        .033230      .032333     .029511
     Real estate taxes           $36,154       35,178      34,286
Forest Junction MHP
     Tax rate (per 1,000)        .023332      .033311     .035714
     Real estate taxes           $10,042       11,762      13,493

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1997.



















































                          PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a) & (b)   As of December 31, 1997, there were approximately 2,000
            record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

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

Item 6.  SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31,
         1997, 1996, 1995, 1994 AND 1993

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/97   12/31/96   12/31/95   12/31/94   12/31/93
              --------- ---------- ---------- ---------- ----------
Total
 Revenues   $1,381,569 $1,817,357 $1,546,286 $1,115,256 $1,830,302

Net Income
   (Loss)      324,969    785,968    417,054   (120,028)   913,991

Total Assets 4,276,486  4,509,092  6,111,282  6,308,733  8,633,811

Long Term
   Obligations       0          0          0          0          0

Distributions to Limited
   Partners    591,630  2,269,622    642,110  2,203,638  2,292,503

Per Interest Data (1):
   Net Income (Loss)
                 23.44      56.69      30.08      (8.66)     65.93

   Distributions 43.11     165.36      46.78     160.56     167.03

   Gain (Loss) on Sale of
   Investment Property
                     0      26.87          0     (19.65)     39.31



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

Net cash flow provided by operating activities was $499,000 in 1997, $503,000 in 1996, and $738,000 in 1995, primarily from earnings and depreciation (amortization), net of increases in receivables. In addition, the Partnership generated $1,685,000 of cash flow in 1996 due to the sale of a commercial warehouse and a mobile home park.

As of December 31, 1997, the Partnership had cash of approximately $257,000 representing undistributed cash flow, working capital and tenants' security deposits. Current liabilities amounted to approximately $172,000.


The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $60,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1998. The Partnership expects to meet all of its obligations as they come due.

Results of Operations:

Gross rental revenues was $762,000 in 1997 versus $862,000 in 1996 and $968,000 in 1995. The decrease in 1997 and 1996 from 1995 was due to the sale of one of the commercial properties in June of 1996 and one of the mobile home parks in May of 1996.

Total operating expenses, exclusive of restaurant operations, were $586,000 in 1997, $628,000 in 1996, and $724,000 in 1995. The
decrease from 1995 to 1996 and again in 1997, was primarily a result of the sale of the warehouse property and one of the mobile home parks during 1996 and also a decrease in administrative expenses.

In September, 1994 the Partnership opened a previously vacant restaurant as a Rocky Rococo. During 1997, 1996 and 1995, the restaurant had revenue of $620,000, $587,000 and $578,000 respectively and expenses of $515,000, $466,000 and $447,000, respectively. The restaurant had approximately $105,000, $121,000 and $137,000 of annual cash flow in 1997, 1996 and 1995 respectively.

Interest and other income was $45,000 in 1997, $62,000 in 1996, and $41,000 in 1995.

Total income was $325,000 in 1997, $786,000 in 1996, and
$417,000 in 1995. The large amount of net income in 1996 is a result of the gains on the sales of the commercial property and mobile home park. The decrease from 1997 to 1996 is also a result of loss of income from properties sold in 1996.

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

Potential Sale of Partnership Properties

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 56, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966 Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John A. Hanson, age 56, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients.
Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River Falls in 1966. Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 52, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is also associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 65, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

The following individual is an employee of the unaffiliated property management firm who make significant contributions to the business of the Partnership:

Douglas C. Heston, age 44, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of March 27, 1998.

(b) As of March 27, 1998, the following General Partners owned or had beneficial ownership of the following Interests in the
      Partnership:



Title of Class          Name of Partner          Percent of Class
--------------          ---------------          ----------------
General Partnership     Robert A. Long                46.73%
Interests               John A. Hanson                22.14
                        Thomas R. Brophy              19.68
                        Bart Starr                    11.45
                                                     ------
                                                     100.00
                                                     =======

As of March 27, 1998, the General Partners owned, as a group, the following Limited Partnership Interests of the Registrant:
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

                           INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULE

                    COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS
                                     Item 14(a)


Reference

---------
Report of Independent Accountants                           F-2

Balance Sheets at December 31, 1997 and 1996                F-3

Statements of Income for the years ended
December 31, 1997, 1996 and 1995                            F-4

Statements of Partners' Equity for the
years ended December 31, 1997, 1996 and 1995                F-5

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                            F-6

Notes to Financial Statements                           F-7 to F-13

Financial Statement Schedule:  III - Real Estate
and Accumulated Depreciation                           F-14 to F-18


Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.


















                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

February 6, 1998


To the Partners of
RAL Yield + Equities III Limited Partnership

We have audited the accompanying Balance Sheets of RAL Yield + Equities III Limited Partnership (a Wisconsin Limited partnership) as of December 31, 1997 and 1996, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL Yield + Equities III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin






                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                              Balance Sheets
                              --------------
                            As of December 31,
        ASSETS                             1997         1996
        ------                          ---------    ---------
Income-Producing Properties - Notes #1, #3, and #4
---------------------------
  Buildings and land improvements        4,322,756    4,296,640
  Equipment                                106,198       99,777
                                         ---------    ---------
                                         4,428,954    4,396,417
  Less:  Accumulated depreciation        1,674,213    1,517,554
                                         ---------    ---------
                                         2,754,741    2,878,863
  Land                                   1,235,900    1,235,900
                                         ---------    ---------
    Total Income-Producing Properties    3,990,641    4,114,763
                                         ---------    ---------

Other
-----
  Cash and cash equivalents - Note #1      256,608      383,182
  Rent and other receivables - Note #1       5,584        1,820
  Prepaid expenses                           4,872        3,327
  Deferred charges - Note #1                18,781        6,000
                                          --------     --------
    Total Other                            285,845      394,329
                                          --------     --------
     Total Assets                        4,276,486    4,509,092
                                         =========    =========



     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
-----------
  Accounts payable and accrued expenses    107,458       74,711
  Tenants' security deposits                60,195       56,495
  Prepaid rent                               4,567        6,959
                                         ---------    ---------
    Total Liabilities                      172,220      138,165
                                         ---------    ---------






Partners' Equity
----------------
  General partners                          50,529       47,279
  Limited partners                       4,053,737    4,323,648
                                         ---------    ---------
    Total Partners' Equity               4,104,266    4,370,927
                                         ---------    ---------
     Total Liabilities and
        Partners' Equity                 4,276,486    4,509,092
                                         =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.






































                  RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             Statements of Income
                             --------------------
                      For the years ended December 31,
                                    1997      1996       1995
                                 ---------  ---------  ---------
Revenues
--------
  Rental income                    761,678     861,700     967,946
  Restaurant income                619,891     586,906     578,340
  Gain on sales of
    investment properties             -        368,751        -
                                 ---------   ---------   ---------
    Total Revenues               1,381,569   1,817,357   1,546,286
                                 ---------   ---------   ---------
Expenses
--------
  Property management fees          45,619      50,566      56,848
  Administrative expenses          116,975     121,556     126,773
  Property operating expenses      260,481     263,451     257,468
  Amortization and depreciation    161,355     190,443     280,647
  Restaurant operating expenses    515,348     465,610     446,595
  Other                              1,919       1,889       1,983
                                 ---------   ---------   ---------
    Total Expenses               1,101,697   1,093,515   1,170,314
                                 ---------   ---------   ---------
     Income Before
         Other Income              279,872     723,842     375,972
                                 ---------   ---------   ---------
Other Income (Expense)
----------------------
  Interest                          23,499      36,281      24,087
  Miscellaneous                     20,098      25,845      18,820
  Gain (Loss) on sale of
      fixed assets                  1,500        -         (1,825)
                                 ---------   ---------   ---------
    Total Other Income              45,097      62,126      41,082
                                 ---------   ---------   ---------
      Net Income                   324,969     785,968     417,054
                                 =========   =========   =========
Net income per limited
  partner interest-Note #7           23.44       56.69       30.08
                                 =========   =========   =========









Allocation of Income
  Limited partners                 321,719     778,108     412,883
  General partners                   3,250       7,860       4,171
                                 ---------   ---------   ---------
                                   324,969     785,968     417,054
                                 =========   =========   =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                        Statements of Partners' Equity
                        ------------------------------
                        For the years ended December 31,


               Limited  General    1997        1996        1995
               Partners Partners   Total       Total       Total
             ---------- ------- ----------  ----------  ----------
Capital contributions:
  Contributed cash
             13,725,000  1,000  13,726,000  13,726,000  13,726,000
  Less: Syndication
     costs    1,232,840   -      1,232,840   1,232,840   1,232,840
             ---------- ------  ----------  ----------  ----------

  Net contri-
     butions 12,492,160  1,000  12,493,160  12,493,160  12,493,160
             ---------- ------  ----------  ----------  ----------

Accumulated income:
  Balance, begin-
     ning     5,344,885 46,279   5,391,164   4,605,196   4,188,142
  Current net income
                321,719  3,250     324,969     785,968     417,054
             ---------- ------  ----------  ----------  ----------

  Balance,
     ending   5,666,604 49,529   5,716,133   5,391,164   4,605,196
             ---------- ------  ----------  ----------  ----------

Accumulated distributions:
  Balance, beginning
            (13,513,397)  -    (13,513,397)(11,243,775)(10,601,665)
  Current distributions
               (591,630)  -       (591,630) (2,269,622)   (642,110)
              ---------- ------  ----------  ----------  ----------

Balance,
   ending   (14,105,027)  -    (14,105,027)(13,513,397)(11,243,775)
             ---------- ------  ----------  ----------  ----------

Total Partners'
   Equity     4,053,737 50,529   4,104,266   4,370,927   5,854,581
             ========== ======  ==========  ==========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                          Statements of Cash Flows
                          ------------------------
                      For the years ended December 31,

                                    Cash Increase or (Decrease)
                                  --------------------------------
                                     1997      1996        1995
                                   -------   ---------   ---------
Cash Flows From Operating Activities
------------------------------------
  Net income                        324,969    785,968     417,054
  Adjustments to reconcile net income to
   net cash provided by operating activities:

    Amortization and depreciation  161,355     190,443     280,647
    (Gain) loss on sale of investment
      properties and fixed assets   (1,500)   (368,751)      1,825
    Reduction to reserve for
      doubtful accounts               (396)       (363)     (6,843)

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net (3,368)      12,809     19,813
    Prepaid expenses                (1,545)       1,839     (2,079)
    Deferred charges               (14,281)        -          -

  Increase (decrease) in
  ----------------------
    Accounts payable and accrued
       expenses                     32,747    (105,749)     17,334
    Tenants' security deposits       3,700     (13,376)      5,563
    Prepaid rent                    (2,392)        589       4,708
                                   -------   ---------   ---------
     Net Cash Provided by
       Operating Activities        499,289     503,409     738,022
                                   -------   ---------   ---------

Cash Flows From Investing Activities
------------------------------------
  Additions to income-
     producing properties          (35,733)    (37,626)     (9,675)
  Proceeds from sale of income-
    producing properties             1,500   1,684,888        -
  Proceeds from sale of fixed assets  -           -            425
                                 ----------  ---------   ---------
     Net Cash (Used) by
       Investing Activities        (34,233)  1,647,262     (9,250)
                                 ----------  ---------   ---------


Cash Flows From Financing Activities
------------------------------------
  Distributions to partners       (591,630)  (2,269,622)  (642,110)
                                 ---------   ---------   ---------
    Net (Decrease) Increase in Cash
                                  (126,574)  (118,951)      86,662

    Cash and cash equivalents -
       Beginning of Year           383,182     502,133     415,471
                                  --------   ---------   ---------
    Cash and cash equivalents -
       End of Year                 256,608     383,182     502,133
                                  ========   =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

      RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
              Notes to Financial Statements
              -----------------------------
   For the years ended December 31, 1997, 1996 and 1995

Note #1  Nature of Business and Summary of Significant Accounting
-------  --------------------------------------------------------
         Policies
         --------
A.  Nature of Business
    ------------------
RAL Yield + Equities III Limited Partnership (the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. Currently, the Partnership owns seven properties. It operates three mobile home parks and one restaurant. It also leases three commercial properties to restaurant franchisees. These properties are located primarily in southeastern Wisconsin. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

Effective December 12, 1986, the Partnership completed its offering of limited partnership interests. A total of 13,725 interests were sold for an aggregate contribution of $13,725,000. In connection with the sale of the limited partnership interests, the Partnership incurred approximately $1,233,000 of costs to raise capital, including sales commissions of $1,098,000 and other offering costs of $135,000, which were charged against partners' equity.

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

C.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area. Adjustments to those values are made by management when deemed
appropriate.                  F-7

For financial statement purposes, depreciation is determined using the straight-line method. For income tax reporting purposes, building and land improvements are depreciated using the straight-line method while equipment is depreciated using accelerated methods. Depreciable lives for financial statement and income tax purposes are set forth below:

                                       Depreciable Lives
                                 -----------------------------
                                   Financial        Income Tax
                                   Reporting         Reporting
                                   ---------       -------------
              Land improvements     30 years         15-31.5 years
              Buildings             30 years         15-39.0 years
              Equipment             5-7 years        3-7 years

D.  Allowance for Doubtful Accounts
    -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, an allowance for doubtful accounts of $60,031 and $60,427 was necessary as of December 31, 1997 and 1996, respectively.

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

         Deferred charges consist of the following at December 31,
                                             1997         1996
                                            ------       ------
         Professional fees - Note #6         14,281         -

         Lease commissions                   15,000       15,000
                                             ------       ------
                                             29,281       15,000

         Less:  Accumulated amortization     10,500        9,000
                                             ------       ------
                                             18,781        6,000
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

G.  Income Taxes
    ------------
No income taxes will be payable or provided for by the Partnership since net income or loss is includable in the respective tax returns of the partners. The Partnership files its income tax return on the accrual basis of accounting. The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns:


                                      1997      1996        1995
                                     -------   -------     -------
Net income per Statements
   of Income                        324,969    785,968    417,054
Book bad debt reserve in excess of
 tax bad debt reserve                   363       -           157
Tax gain on sale of investment
 properties in excess of book          -       194,675       -
Other book/tax differences (principally
 depreciation and amortization)     (49,294)   (79,282)   (95,606)
                                    -------    -------    -------

Net income for tax purposes         276,038    901,361    321,605
                                    =======    =======    =======

H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposits with a maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $97,323 and $273,082 for the years ended December 31, 1997 and 1996, respectively.

I.  Fair Value of Financial Instruments
    -----------------------------------
Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.
                              F-9

Note #2  General Provision of the Limited Partnership Agreement
-------  ------------------------------------------------------
Pursuant to the terms of the partnership agreement, net income or losses of the Partnership from operations and losses on sale of income-producing properties are allocated 99% to the limited partners and 1% to the general partners.

In general, profits from the sale of income-producing properties will be allocated first to limited partners to the extent necessary to eliminate any deficit in their capital accounts, and then to the general partners to the extent necessary to eliminate any deficit in their capital accounts, and finally, to each limited partner until they have received distributions equal to their original capital contribution less previous distributions. The remainder of the profits will be allocated 75% to the limited partners and 25% to the general partners provided that general partners will be allocated at least 1% of the total profits from the sale of income-producing properties. The general partners' share of sale or refinancing proceeds is subject to the limited partners earning specified noncompounded rates of return on their original investment. The priority rates of return for limited partners are dependent upon when they acquired their interest in the Partnership.

The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the Prospectus dated August 27, 1985) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.

Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                                1997       1996
                                              ---------   ---------
  Mobile home parks (three in 1997
   and 1996)                                 2,889,402    2,856,865
  Restaurant properties
     (four in 1997 and 1996)                 2,775,452    2,775,452
                                             ---------    ---------
                                             5,664,854    5,632,317
  Less:  Accumulated depreciation            1,674,213    1,517,554
                                             ---------    ---------
                                             3,990,641    4,114,763
                                             =========    =========



During 1996, the Partnership recorded a gain on the sale of one mobile home park and the warehouse building in the amount of $368,751.

Note #4  Leases of Income-Producing Properties
-------  -------------------------------------
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

The approximate minimum annual rental commitments under long-term lease agreements in effect at December 31, 1997 are as follows:


                        1998                   174,000
                        1999                   177,000
                        2000                   166,000
                        2001                   154,000
                        2002                   157,000
                        After 2002              37,000
                                             ---------
                                               865,000
                                             =========

The Partnership also operates three mobile home parks which have a total of 284 rental spaces. As of December 31, 1997 and 1996, a total of 268 and 253 spaces, respectively, were leased. The mobile home parks receive income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the parks was approximately $596,000, $585,000 and $597,000 in 1997, 1996 and 1995, respectively.









Note #5  Notes Receivable
-------  ----------------

Des Moines, Iowa Property
-------------------------

In 1989, the Partnership received a $53,439 promissory note from the Dannig Corporation, an unrelated entity, for past due rent of a restaurant property. The terms of the note required monthly interest payments at 10%, with the unpaid principal and interest due July 31, 1992. An officer of the Dannig Corporation personally guaranteed the note with his 38 shares in Pizza Slices, Inc., the officers of which are general partners in the Partnership. Subsequently, the Dannig Corporation filed bankruptcy. Independent of the bankruptcy, the officer sold his shares to the officers of Pizza Slices, Inc., who had tendered an offer to purchase all outstanding corporate shares. Upon notification by the Partnership of its rights in those shares purchased, subsequent payments for the shares were sent directly to the Partnership by the officers. Payments received in 1997 and 1996 on this note of $4,840 and $4,807, respectively, were for interest only. As of December 31, 1997, the outstanding principal of $44,439 and interest of $15,592 had been fully reserved for, due to the uncertainty of collection.

Note #6  Potential Sale of Partnership Properties
-------  ----------------------------------------

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

The professional fees included as an asset in deferred charges on the balance sheet (Note #1E) were included as a result of this potential sale.













Note #7  Earnings per Share Disclosures
-------  ------------------------------

The following illustrates the calculation of the basic earnings per share calculation for the years ended December 31,

                                      1997      1996        1995
                                     -------   -------     -------

  Income available to limited
  partners (numerator)              321,719    778,108   412,883
                                    =======    =======   =======

  Limited partners interests
  (denominator)                      13,725     13,725    13,725
                                    =======    =======   =======

  Per-share amount                    23.44      56.69     30.08
                                    =======    =======    ======
































RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                   December 31, 1997
Col. A               Col. B    Col. C                  Col. D
-------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Description           brances    Land    Improvements
Improvements(b)
--------------------  ------- ---------- ------------ -------------
Rocky Rococo Rest.
Milwaukee, WI           (a)     $300,000    $382,632    $179,923
Pizza Hut Restaurant
 Minnetonka, MN         (a)      196,400     485,358       2,740
Forest Junction MHP
 Town of Brillon, WI    (a)       99,500     390,179     133,787
Vacant Restaurant
 Des Moines, IA         (a)      225,000     332,080    (557,080)
Vacant Restaurant
 West Des Moines, IA    (a)      245,000     399,600    (644,600)
Net Lease Warehouse
 Fond du Lac, WI        (a)       73,600   1,589,475  (1,663,075)
Pizza Hut Restaurant
 Normal, IL             (a)      260,000     362,900           0
Hardee's Restaurant
 Chaska, MN             (a)      200,000     372,860    (572,860)
Wendy's Restaurant
 Waukesha, WI           (a)      180,000     425,499           0
Coach Lite MHP
 Green Lake, WI         (a)       30,000     208,629    (238,629)
Village Terrace MHP
 Johnson Creek, WI      (a)      100,000   1,010,133  (1,110,133)
Shamrock MHP
 Albany, MN             (a)       20,000     187,500      23,854
Cloverleaf MHP
 St. Cloud, MN          (a)      180,000   1,686,339     168,243
Hardee's Restaurant
 Eagan, MN              (a)      221,620     386,000    (607,620)
Hardee's Restaurant
 Coon Rapids, MN        (a)      209,010     304,418    (513,428)
                               ----------  ----------  ----------

Total                          2,540,130   8,523,602  (5,398,878)
                               =========   =========   =========

RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                    December 31, 1997
Col. A                               Col. E
---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)       Total
---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
 Milwaukee, WI         $300,000        $562,555        $862,555
Pizza Hut Restaurant
 Minnetonka, MN         196,400         488,098         684,498
Forest Junction MHP
 Town of Brillon, WI     99,500         523,966         623,466
Vacant Restaurant
 Des Moines, IA               0               0               0
Vacant Restaurant
 West Des Moines, IA          0               0               0
Net Lease Warehouse
 Fond du Lac, WI              0               0               0
Pizza Hut Restaurant
 Normal, IL             260,000         362,900         622,900
Hardee's Restaurant
 Chaska, MN                   0               0               0
Wendy's Restaurant
 Waukesha, WI           180,000         425,499         605,499
Coach Lite MHP
 Green Lake, WI               0               0               0
Village Terrace MHP
 Johnson Creek, WI            0               0               0
Shamrock MHP
 Albany, MN              20,000         211,354         231,354
Cloverleaf MHP
 St. Cloud, MN          180,000       1,854,582       2,034,582
Hardee's Restaurant
 Eagan, MN                    0               0               0
Hardee's Restaurant
 Coon Rapids, MN              0               0               0

                      ---------       ----------      ---------
Total                 1,235,900       4,428,954       5,664,854
                      =========       ==========      ==========

RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
FILE: RESCH3                December 31, 1997
Col. A                Col. F       Col. G       Col. H      Col. I
-----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                   Accumulated                   Date     Life per
                   Depreciation    Date of    Acquired by  Income
Description        (Book basis)  Construction Partnership Statement
-----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
 Milwaukee, WI       $217,433      1985         11/01/85      (d)
Pizza Hut Restaurant
 Minnetonka, MN       199,307      1985         10/28/85      (d)
Forest Junction MHP
 Town of Brillon, WI  209,739       VAR         12/10/85      (d)
Vacant Restaurant
 Des Moines, IA             0      1985         02/04/86      (d)
Vacant Restaurant
 West Des Moines, IA        0      1985         03/05/86      (d)
Net Lease Warehouse
 Fond du Lac, WI            0      1978         05/12/86      (d)
Pizza Hut Restaurant
 Normal, IL           139,114      1985         07/31/86      (d)
Hardee's Restaurant
 Chaska, MN                 0      1984         08/01/86      (d)
Wendy's Restaurant
 Waukesha, WI         160,742      1986         09/05/86      (d)
Coach Lite MHP
 Green Lake, WI             0       VAR         10/24/86      (d)
Village Terrace MHP
 Johnson Creek, WI          0       VAR         11/12/86      (d)
Shamrock MHP
 Albany, MN            74,027       VAR         11/20/86      (d)
Cloverleaf MHP
 St. Cloud, MN        673,851       VAR         11/20/86      (d)
Hardee's Restaurant
 Eagan, MN                  0      1984         02/12/87      (d)
Hardee's Restaurant
 Coon Rapids, MN            0      1983         02/12/87      (d)

                    ---------
Total               1,674,213
                    =========

                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1997.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Tax purposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposed        Purposes
                                          ---------       --------
     Buildings and Improvements               30           15-40
     Personal Property                       5-15           5-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1995                       7,518,860

        Acquisitions                                         0
        Improvements                                     9,675
        Cost of investment property sold                (3,349)
                                                    ----------
    Balance at December 31, 1995                     7,525,186

        Acquisitions                                         0
        Improvements                                    37,626
        Cost of investment property sold            (1,930,495)
                                                    ----------
    Balance at December 31, 1996                     5,632,317

        Acquisitions                                         0
        Improvements                                    35,733
        Cost of investment property sold                (3,196)
                                                    ----------
    Balance at December 31, 1997                    $5,664,854
                                                    ==========


                    RAL-YIELD EQUITIES III LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1995                           $1,724,368

  Depreciation expense for the period                   219,701
  Sale of investment property                            (1,100)
                                                     ----------
Balance at December 31, 1995                          1,942,969

  Depreciation expense for the period                   188,943
  Sale of investment property                          (614,358)
                                                     ----------
Balance at December 31, 1996                          1,517,554

  Depreciation expense for the period                   159,855
  Sale of investment property                            (3,196)
                                                     ----------
Balance at December 31, 1997                         $1,674,213
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


DATE:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                        Date
------------------------------------------------------------------

Robert A. Long                General Partner of RAL       03/27/98
--------------------          Yield + Equities III         -------
Robert A. Long                Limited Partnership


John A. Hanson                General Partner of RAL       03/27/98
------------------            Yield + Equities III         -------
John A. Hanson                Limited Partnership


Douglas C. Heston             President,  First Financial  03/27/98
--------------------          Realty Management            -------
Douglas C. Heston