Form 10-Q
period 1998-03-31
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1998-05-15
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                          March 31, 1998
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT MARCH 31, 1998 AND DECEMBER 31, 1997
                                        UNAUDITED       AUDITED
                                          MAR 31,     DECEMBER 31,
         ASSETS                            1998           1997
-------------------------------         ----------     ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,713,933 and $1,674,213,
respectively)                           $3,963,283     $3,990,641

CASH AND CASH EQUIVALENTS                  233,906        256,608

RENT AND OTHER RECEIVABLES                   2,643          5,584

OTHER ASSETS                                 3,137          4,872

NOTES RECEIVABLE (net of allowance of
$61,145 and $60,031, respectively)               0              0

DEFERRED CHARGES                            18,407         18,781
                                        ----------     ----------

TOTAL ASSETS                            $4,221,376     $4,276,486
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $108,370       $107,458

TENANT SECURITY DEPOSITS                    61,284         60,195

PREPAID RENT                                 5,341          4,567
                                        ----------     ----------
TOTAL LIABILITIES                         $174,995        172,220

LIMITED PARTNERS' CAPITAL                3,994,952      4,053,737
GENERAL PARTNERS' CAPITAL                   51,429         50,529
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  4,046,381      4,104,266
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $4,221,376     $4,276,486
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For the three months ended March 31, 1998 and 1997

                             UNAUDITED
                     3 MONTHS        3 MONTHS
                       ended           ended
                      MAR 31,         MAR 31,
                        1998            1997
                      --------        --------
REVENUE:
 Rental income        $195,921        $187,422
 Restaurant sales      152,737         146,594
 Interest and other
   income                9,810          15,653
                      --------        --------
                      $358,468        $349,669

EXPENSES:
 Operating and
  administrative       $68,113         $86,531
 Restaurant Operating
  expenses             131,286         115,286
 Management fees        11,665          10,770
 Real estate and other
  taxes                 16,172          17,098
 Bad Debts               1,114             559
 Depreciation and
   amortization         40,095          39,989
                      --------        --------
                      $268,445        $270,233
                      --------        --------
NET INCOME (LOSS)      $90,023         $79,436
                      ========        ========

   The accompanying notes are an integral part of these statements.









                                  I-2

                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the three months ended March 31, 1998 and
                    for the year ended December 31, 1997

                                      UNAUDITED
                             General          Limited
                             Partners         Partners
                          (1% ownership)  (99% ownership)   Total

                          --------------  ---------------  --------
BALANCE, January 1, 1997      $47,279   $4,323,648    $4,370,927
                           ----------    ----------   ----------
NET INCOME (LOSS)               3,250      321,719      $324,969

CASH DISTRIBUTIONS                  0     (591,630)     (591,630)
                           ----------   ----------    ----------

BALANCE, December 31, 1997    $50,529   $4,053,737    $4,104,266
                           ----------   ----------    ----------

NET INCOME                        900       89,123        90,023

CASH DISTRIBUTIONS                  0     (147,908)     (147,908)
                           ----------    ----------   ----------

BALANCE, March 31, 1998       $51,429   $3,994,952    $4,046,381
                           ==========    ==========   ==========

     The accompanying notes are an integral part of these statements.













                                  I-3

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the three months ended March 31, 1998 and 1997

                                              UNAUDITED
                                       MAR 31,           MAR 31,
                                        1998              1997
                                      ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                      $90,023             $79,436
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense               40,095              39,989
Change in assets and liabilities:
     Accounts receivable                 2,941             (10,468)
     Notes receivable                        0                   0
     Other assets                        1,735                 678
     Accounts payable and
      accrued expenses                     912               5,858
     Tenants' security deposits          1,089               1,299
     Prepaid Rent                          774              (2,391)
                                    ----------           ----------
Net Cash provided by
 operating activities:                $137,569            $114,401

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Acquisitions of and additions to
   investment properties              ($12,363)                 $0
                                    ----------           ----------
 Net Cash used in
  investing activities                ($12,363)                 $0
                                    ----------          ----------










                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid             ($147,908)          ($147,908)
                                    ----------          ----------
Net cash provided by (used
in) financing activities             ($147,908)          ($147,908)
                                    ----------          ----------
Net increase (decrease)
 in cash                               (22,702)            (33,507)

Cash at beginning of period            256,608             383,182
                                    ----------           ----------
Cash at end of period                 $233,906            $349,675
                                    ==========          ==========


     The accompanying notes are an integral part of these statements.

                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL Yield + Equities III Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Copies of the audited statements will be furnished upon request. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1997. No events have occurred (other than those discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations) subsequent to the end of the most recent fiscal year which would have a material impact on RAL Yield + Equities III Limited Partnership.

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

Net cash flow provided by operating activities for the three months ended March 31 was $130,118 in 1998 and $119,425 in 1997, primarily from earnings and depreciation (amortization).

The increase in cash flow from 1997 to 1998 is primarily due to improved cash flow generated by the mobile home parks.

As of March 31, 1998, the Partnership had cash of approximately
$234,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $175,000.

The Partnership operates a Rocky Rococo restaurant in Milwaukee, Wisconsin. The restaurant contributed $16,244 to cash flow in the first quarter of 1998 compared to $26,105 in the first quarter of 1997. The decline in cash flow is due to increased labor and related costs.

Results of Operations:

Gross rental revenues for the three months ended March 31 were $195,921 in 1998 versus $187,422 in 1997. Operating expenses, excluding restaurant operations, from rental properties for the three months ended March 31 were $68,113 in 1998 and $86,531 in 1998. The decrease in operating expenses is primarily due to decreased payroll costs of approximately $3,000 and decreased partnership administration and legal costs of approximately $7,000.

Net Income for the three months ended March 31 was $90,023 in 1998 and $79,436 in 1997.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $153,970 generated $9,422 of net income for the partnership during the first quarter of 1998 compared to revenues of $148,762 and net income of $18,762 for the first quarter of 1997.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the three months ended March 31, 1998 and calendar year 1997:
                                   3 Months       Calendar
                                 ended Mar.         Year
                                   31, 1998        1997
                                 -----------      --------
     1.   Forest Junction             97%             93%
     2.   Cloverleaf                  97%             91%
     3.   Shamrock                    93%             97%


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


Potential Sale of Partnership Properties

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness option.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  May 11, 1998                     Robert A. Long
                                       --------------------------
                                        Robert A. Long
                                        General Partner