Form 10-Q
period 1998-06-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1998-08-12
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                           June 30, 1998
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
    BALANCE SHEETS AT JUNE 30, 1998 AND DECEMBER 31, 1997
                                        UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                            1998           1997
-------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,753,653 and $1,674,213,
respectively)                            3,929,845      3,990,641

CASH AND CASH EQUIVALENTS                  192,767        256,608

RENT AND OTHER RECEIVABLES                  10,732          5,584

OTHER ASSETS                                 5,732          4,872

NOTES RECEIVABLE (net of allowance of
$60,664 and $60,031, respectively)               0              0

DEFERRED CHARGES                            32,808         18,781
                                        ----------     ----------
TOTAL ASSETS                             4,171,884      4,276,486
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      116,099        107,458

TENANT SECURITY DEPOSITS                    62,337         60,195

PREPAID RENT                                 3,596          4,567
                                        ----------     ----------
TOTAL LIABILITIES                          182,032        172,220

LIMITED PARTNERS' CAPITAL                3,937,509      4,053,737
GENERAL PARTNERS' CAPITAL                   52,343         50,529
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  3,989,852      4,104,266
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,171,884      4,276,486
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
   For three months and six months ended June 30, 1998 and 1997

                                  UNAUDITED
                     3 MONTHS   6 MONTHS   3 MONTHS  6 MONTHS
                       ended     ended      ended     ended
                     JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                       1998       1998       1997      1997
                     --------   --------   --------  --------
REVENUE:
 Rental income         197,007    392,928   190,043     377,465
 Restaurant sales      172,253    324,990   153,574     300,168

 Interest and other
   income                7,510     17,320     6,549      22,202
                      --------   --------  --------   ---------
                       376,770    735,238   350,166     699,835

EXPENSES:
 Operating and
  administrative       105,773    191,172    97,280     196,240
 Restaurant operating
  expenses             127,466    258,752   113,430     233,944
 Management fees        12,058     23,723    11,876      22,646
 Depreciation and
   amortization         40,095     80,190    39,990      79,979
                       --------   -------- --------    --------
                       285,392    553,837   262,576     532,809
                      --------   --------  --------    --------
NET INCOME              91,378    181,401    87,590     167,026
                      ========   ========  ========    ========




   The accompanying notes are an integral part of these statements.







                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1998 and
                    for the year ended December 31, 1997

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1997       47,279     4,323,648    4,370,927
                           ----------     ----------   ----------
NET INCOME (LOSS)               3,250       321,719      324,969

CASH DISTRIBUTIONS                  0      (591,630)    (591,630)
                           ----------    ----------   ----------

BALANCE, December 31, 1997     50,529     4,053,737    4,104,266
                           ----------    ----------   ----------

NET INCOME                      1,814       179,587      181,401

CASH DISTRIBUTIONS                  0      (295,815)    (295,815)
                           ----------     ----------   ----------

BALANCE, June 30, 1998         52,343     3,937,509    3,989,852
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP
                       Statements of Cash Flows
           For the six months ended June 30, 1998 and 1997

                                              UNAUDITED
                                    JUNE 30,          JUNE 30,
                                      1998              1997
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    181,401             167,026
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense            80,190              79,979

Change in assets and liabilities:
     Accounts receivable              (5,148)             (3,364)

     Other assets                    (15,637)                373
     Accounts payable and
      accrued expenses                 8,641               2,723
     Tenants' security deposits        2,142               3,128
     Prepaid rent                       (971)             (4,422)
                                   ----------           ----------
Net Cash provided by
 operating activities:               250,618             245,443

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Additions to Investment
     Properties                      (18,644)                  0
                                  ----------           ----------
  Net Cash used in
  investing activities               (18,644)                  0
                                  ----------           ----------









CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid            (295,815)           (295,815)
                                  ----------          ----------
Net cash provided by (used
in) financing activities            (295,815)           (295,815)
                                  ----------          ----------
Net increase (decrease)
 in cash                             (63,841)            (50,372)

Cash at beginning of period          256,608             383,182
                                  ----------          ----------
Cash at end of period                192,767             332,810
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

Net cash flow provided by operating activities for the six months ended June 30 was $250,618 in 1998 and $245,443 in 1997, primarily from earnings and depreciation (amortization).

As of June 30, 1998, the Partnership had cash of approximately
$190,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $180,000.

The Partnership operates a Rocky Rococo restaurant in Milwaukee,
Wisconsin. The restaurant contributed $54,210 to cash flow in the first half of 1998 compared to $61,800 in the first half of 1997. The decline in cash flow is primarily due to increased labor and related costs.





Results of Operations:

Gross rental revenues for the six months ended June 30 were $392,929 in 1998 versus $377,465 in 1997. Operating expenses, excluding restaurant operations, from rental properties for the six months ended June 30 were $191,172 in 1998 and $196,240 in 1997. The increase in gross rental revenues is due to rent increases and improved occupancy at the mobile home parks.

Net Income for the six months ended June 30 was $181,401 in 1998 and $167,026 in 1997.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $324,990 generated $40,566 of net income for the partnership during the first six months of 1998 compared to revenues of $300,168 and net income of $47,135 for the first six months of 1997. The decrease in net income is due to increased labor costs and promotion costs.

The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the six months ended June 30, 1998 and calendar year 1997:
                                   6 Months       Calendar
                                 ended June         Year
                                   30, 1998         1997
                                 -----------      --------
     1.   Forest Junction             98%            93%
     2.   Cloverleaf                  96%            91%
     3.   Shamrock                    94%            97%


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


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  August 4, 1998                  Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner