Form 10-Q
period 1998-09-30
RAL YIELD & EQUITIES III LIMITED PARTNERSHIP
filed 1998-11-13
CIK 768825

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -------  SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended
                        September 30, 1998
                                OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K (None)

Signatures


































                    RAL YIELD + EQUITIES III
                       LIMITED PARTNERSHIP
  Balance Sheets at September 30, 1998 and December 31, 1997
                                        UNAUDITED      AUDITED
                                      SEPTEMBER 30,  DECEMBER 31,
         ASSETS                            1998           1997
-------------------------------         ----------   ------------
INVESTMENT PROPERTIES, (net of
accumulated depreciation of
$1,793,373 and $1,674,213,
respectively)                            3,890,125      3,990,641

CASH AND CASH EQUIVALENTS                  192,761        256,608

RENT AND OTHER RECEIVABLES                   8,672          5,584

OTHER ASSETS                                11,479          4,872

NOTES RECEIVABLE (net of allowance of
$60,440 and $60,031, respectively)               0              0

DEFERRED CHARGES (net of allowance of
$11,625 and $10,500, respectively)          42,607         18,781
                                        ----------     ----------

TOTAL ASSETS                             4,145,644      4,276,486
                                        ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      127,379        107,458
TENANT SECURITY DEPOSITS                    63,712         60,195
PREPAID RENT                                 3,596          4,567
                                        ----------     ----------
TOTAL LIABILITIES                          194,687        172,220

LIMITED PARTNERS' CAPITAL                3,897,753      4,053,737
GENERAL PARTNERS' CAPITAL                   53,204         50,529
                                        ----------     ----------
TOTAL PARTNERS' CAPITAL                  3,950,957      4,104,266
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,145,644      4,276,486
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                                  I-1
                    RAL YIELD + EQUITIES III
                      LIMITED PARTNERSHIP

                    Statement of Operations
For three months and nine months ended September 30, 1998 and 1997

                                  UNAUDITED
                     3 MONTHS   9 MONTHS   3 MONTHS  9 MONTHS
                       ended     ended      ended     ended
                    SEPT. 30,  SEPT. 30,  SEPT. 30, SEPT. 30,
                       1998       1998       1997      1997
                     --------   --------   --------  --------
REVENUE:
 Rental income         198,619    591,547   192,082   569,547
 Restaurant sales      183,017    508,007   166,588   466,756
  Interest and other
   income                8,694     26,014    14,702    36,904
                      --------   --------  --------  --------
                       390,330  1,125,568   373,372 1,073,207

EXPENSES:
 Operating and
  administrative        94,307    285,479   101,718   297,958
 Restaurant operating
  expenses             157,465    416,217   143,116   377,060
 Management fees        12,358     36,081    11,828    34,474
 Depreciation and
   amortization         40,095    120,285    40,178   120,157
                       --------   -------- --------  --------
                       304,225    858,062   296,840   829,649
                      --------   --------  --------  --------
NET INCOME              86,105    267,506    76,532   243,558
                      ========   ========  ========  ========




   The accompanying notes are an integral part of these statements.








                                  I-2

                         RAL YIELD + EQUITIES III
                            LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
             For the nine months ended September 30, 1998 and
                    for the year ended December 31, 1997

                                      UNAUDITED
                           General          Limited
                           Partners         Partners
                        (1% ownership)  (99% ownership)   Total
                        --------------  ---------------  --------
BALANCE, January 1, 1997       47,279     4,323,648    4,370,927
                           ----------     ----------   ----------
NET INCOME (LOSS)               3,250       321,719      324,969

CASH DISTRIBUTIONS                  0      (591,630)    (591,630)
                           ----------    ----------   ----------

BALANCE, December 31, 1997     50,529     4,053,737    4,104,266
                           ----------    ----------   ----------

NET INCOME                      2,675       264,831      267,506

CASH DISTRIBUTIONS                  0      (420,815)    (420,815)
                           ----------     ----------   ----------

BALANCE, September 30, 1998    53,204     3,897,753    3,950,957
                           ==========    ==========   ==========


     The accompanying notes are an integral part of these statements.











                                  I-3



                       RAL YIELD + EQUITIES III
                          LIMITED PARTNERSHIP

                       Statements of Cash Flows
        For the nine months ended September 30, 1998 and 1997

                                              UNAUDITED
                                  SEPTEMBER 30,     SEPTEMBER 30,
                                      1998              1997
                                    ---------         ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss)                    267,506             243,558
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
      amortization expense           120,285             120,157
Gain on sale of assets                     0                   0
Change in assets and liabilities:
     Accounts receivable              (3,088)             (3,625)
     Notes receivable                      0                   0
     Other assets                    (31,558)                (12)
     Accounts payable and
      accrued expenses                19,921              (4,779)
     Tenants' security deposits        3,517               5,153
     Prepaid Rent                       (971)             (4,855)
                                   ----------           ----------
Net Cash provided by
 operating activities:               375,612             355,597

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Acquisitions of and additions to
   investment properties             (18,644)             (9,617)
                                   ----------         ----------
  Net Cash used in
  investing activities               (18,644)             (9,617)
                                  -----------          ----------









                                   I-4

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Cash distributions paid            (420,815)           (443,722)
                                  ----------          ----------
Net cash provided by (used
in) financing activities            (420,815)           (443,722)
                                  ----------          ----------
Net increase (decrease)
 in cash                             (63,847)            (97,742)

Cash at beginning of period          256,608             383,182
                                  ----------          ----------
Cash at end of period                192,761             285,440
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

Net cash flow provided by operating activities for the nine months ended September 30 was $375,612 in 1998 and $355,597 in 1997, primarily from earnings and depreciation (amortization).

The Partnership operates a Rocky Rococo restaurant in Milwaukee,
Wisconsin. The restaurant contributed $84,491 to cash flow in the period ending September 30, 1998 compared to $83,174 for the first nine months of 1997.

As of September 30, 1998, the Partnership had cash of approximately $193,000 representing undistributed cash flow, working capital reserves, and tenant's security deposits. Current liabilities amounted to approximately $194,000.

Results of Operations:

Gross rental revenues for the nine months ended September 30 were $591,547 in 1998 versus $569,547 in 1997. Operating expenses, excluding restaurant operations, from rental properties for the nine months ended September 30 were $285,479 in 1998 and $297,958 in 1997. The increase in gross rental revenues is due to rent increases and improved occupancy at the mobile home parks.

Net Income for the nine months ended September 30 was $267,506 in 1998 and $243,558 in 1997.

The restaurant property on Howell Avenue in Milwaukee, Wisconsin opened as a Rocky Rococo's in the fourth quarter of 1994. Revenues of $510,927 generated $64,025 of net income for the partnership during the first nine months of 1998 compared to revenues of $469,628 and net income of $61,145 for the first nine months of 1997.


The following is a listing of the approximate average physical occupancy rates for the Partnership's mobile home parks during the nine months ended September 30, 1998 and calendar year 1997:

                                   9 Months       Calendar
                                ended September     Year
                                   30, 1998         1997
                                 -----------      --------
     1.   Forest Junction             98%            93%
     2.   Cloverleaf                  97%            91%
     3.   Shamrock                    95%            97%


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


Subsequent Event:

On October 26, 1998, the Partnership sold all of its properties for $4,229,000. The Partnership intends to distribute the net proceeds from the sale and dissolve the Partnership by December 31, 1998.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             RAL YIELD + EQUITIES III LIMITED PARTNERSHIP
                             (Registrant)


Date:  November 10, 1998               Robert A. Long
                                       --------------------------
                                       Robert A. Long
                                       General Partner